Form 10-Q
period 1996-09-30
AMERICAN MEDSERVE CORP
filed 1996-12-26
CIK 1018411

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to
                               ---------    -----------

Commission file number 000-21515

                          AMERICAN MEDSERVE CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          36-3925637
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

   184 SHUMAN BLVD., SUITE 200, NAPERVILLE, ILLINOIS                  60563
      (Address of principal executive offices)                      (Zip Code)

                                    (630) 717-2904
                 (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes                    No   X
                                         ------------------    --------------

     The number of the registrant's shares of common stock outstanding as of December 26, 1996 was 11,720,175.

                          AMERICAN MEDSERVE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I - Financial Information

     Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 1995
            and September 30, 1996 . . . . . . . . . . . . . . . . . .       3

          Condensed Consolidated Statements of Operations - three
            months and nine months ended September 30, 1995 and 1996 .       4

          Condensed Consolidated Statements of Cash Flows - nine
            months ended September 30, 1995 and 1996 . . . . . . . . .       5

          Notes to Condensed Consolidated Financial Statements . . . .       6

     Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . . . . .       9


Part II - Other Information

     Item 2 - Changes in Securities. . . . . . . . . . . . . . . . . .      12

     Item 4 - Submission of Matters to a Vote of Security Holders. . .      12

     Item 5 - Other Information. . . . . . . . . . . . . . . . . . . .      13

     Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . .      13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AMERICAN MEDSERVE CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   DECEMBER 31    SEPTEMBER 30
                                                                                       1995            1996
                                                                                   -----------    ------------
                                                                                      (NOTE)       (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                                                            $1,437            $195
   Accounts receivable, net                                                              8,403          17,485
   Income taxes receivable                                                                   -             622
   Inventories                                                                           3,939           5,966
   Prepaid expenses and other current assets                                               338           1,140
                                                                                   -----------    ------------
Total current assets                                                                    14,117          25,408

Equipment, net                                                                           2,084           3,914
Excess of cost over net assets acquired, net                                            27,829          43,575
Deferred financing costs, net                                                              871           1,389
Investment in affiliate                                                                      -           5,968
Other assets                                                                                96           1,897
                                                                                   -----------    ------------

Total assets                                                                           $44,997         $82,151
                                                                                   -----------    ------------
                                                                                   -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $2,170          $4,836
   Other current liabilities                                                             2,407           5,382
                                                                                   -----------    ------------
Total current liabilities                                                                4,577          10,218

Long-term debt                                                                          23,505          41,733
Minority interest                                                                        2,168               -
Deferred income taxes                                                                      174             115

Stockholders' equity
   Common stock:
      Common Stock -- $.01 par value; 30,000,000 shares authorized;
         5,526,005 shares issued and outstanding at September 30, 1996                       -              55
      Class A -- $.01 par value; 56,500 shares issued and
         outstanding at December 31, 1995; liquidation preference
         of $24,618 at September 30, 1996                                                    1               -
      Class B -- $.01 par value; 7,714 shares issued and outstanding
         at December 31, 1995                                                                -               -
   Other shareholders' equity                                                           14,572          30,030
                                                                                   -----------    ------------
Total stockholders' equity                                                              14,573          30,085
                                                                                   -----------    ------------

Total liabilities and stockholders' equity                                             $44,997         $82,151
                                                                                   -----------    ------------
                                                                                   -----------    ------------

     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed consolidated financial statements.

                           AMERICAN MEDSERVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              SEPTEMBER 30             SEPTEMBER 30
                                                                       ------------------------    ---------------------
                                                                          1995           1996       1995          1996
                                                                       ------------------------    ---------------------
Revenues                                                               $12,897        $22,114      $29,599       $54,471
Cost of revenues                                                         9,330         15,831       21,235        39,090
                                                                       ------------------------    ---------------------

Gross profit                                                             3,567          6,283        8,364        15,381
Selling, general and administrative expenses                             2,824          5,387        6,578        12,677
Noncash compensation expense                                                 -          1,229            -         1,229
                                                                       ------------------------    ---------------------

Operating income (loss)                                                    743           (333)       1,786         1,475

Other (income) expenses:
   Interest expense                                                        513            936        1,222         2,149
   Minority interest                                                       (23)           (52)        (125)         (127)
   Other, net                                                              (19)            26           18            22
                                                                       ------------------------    ---------------------

Income (loss) before income taxes and extraordinary
   item                                                                    272         (1,243)         671          (569)
Income taxes                                                               143             11          433           335
                                                                       ------------------------    ---------------------

Income (loss) before extraordinary item                                    129         (1,254)         238          (904)

Write off of deferred financing costs, net of income
   taxes of $404                                                             -              -            -           437
                                                                       ------------------------    ---------------------

Net income (loss)                                                         $129        ($1,254)        $238       ($1,341)
                                                                       ------------------------    ---------------------
                                                                       ------------------------    ---------------------

Net income (loss) per share:
   Before extraordinary item                                             $0.02         ($0.18)       $0.04        ($0.14)
   Extraordinary item                                                        -              -            -         (0.06)
                                                                       ------------------------    ---------------------

   Net income (loss)                                                     $0.02         ($0.18)       $0.04        ($0.20)
                                                                       ------------------------    ---------------------
                                                                       ------------------------    ---------------------

Shares used in computing net income (loss)
   per share                                                             6,466          6,803        6,466         6,580
                                                                       ------------------------    ---------------------
                                                                       ------------------------    ---------------------


            See notes to condensed consolidated financial statements.

                                    AMERICAN MEDSERVE CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                          (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                     ---------------------
                                                                      1995           1996
                                                                     ---------------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities                    $474          ($280)

INVESTING ACTIVITIES:
Capital expenditures                                                   (432)        (1,188)
Acquisition of entities, net of cash acquired                       (21,885)       (16,026)
Investment in affiliate                                                   -         (6,000)
Other                                                                  (141)          (391)
                                                                     ---------------------
Net cash used in investing activities                               (22,458)       (23,605)

FINANCING ACTIVITIES:
Proceeds from (repayments of) revolving line of credit, net           2,000         (3,300)
Proceeds from long-term debt                                         13,945         41,530
Repayments of long-term debt and capital lease obligations             (579)       (21,008)
Capital contributions                                                 8,535          8,350
Fees paid for financing arrangements                                   (538)        (1,515)
Other                                                                  (500)        (1,414)
                                                                     ---------------------
Net cash provided by financing activities                            22,863         22,643
                                                                     ---------------------

Net increase (decrease) in cash and cash equivalents                    879         (1,242)
Cash and cash equivalents, beginning of period                          866          1,437
                                                                     ---------------------

Cash and cash equivalents, end of period                             $1,745           $195
                                                                     ---------------------
                                                                     ---------------------

                See notes to condensed consolidated financial statements.

                        AMERICAN MEDSERVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements of the Company for the six months ended December 31, 1995 and footnotes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-11667).


2.  ACQUISITIONS

During the nine months ended September 30, 1996, the Company acquired substantially all of the assets of Pharmed, Inc., based in Alexandria, Louisiana, Pharmed of Baton Rouge, Inc., based in Baton Rouge, Louisiana, Royal Care of America, Inc., based in Malta, New York and four other less significant acquisitions. The aggregate purchase price for these acquisitions was $18,024.

During the nine months ended September 30, 1995, the Company acquired substantially all of the assets of Nihan & Martin, Inc., based in Rockford, Illinois, Extended Care Associates, Inc., based in Lynchburg, Virginia, Dixon Pharmacy, Inc., based in Dixon, Illinois, Sterling Healthcare Services, Inc., based in Shreveport, Louisiana and two other less significant acquisitions. The aggregate purchase price for these acquisitions was $22,535.

For certain of these acquisitions, the sellers retained a minority interest in the stock of the applicable subsidiary company.

Unaudited pro forma data as if the Company had purchased each of these businesses as of January 1, 1995 are set forth below:


                                                    Nine Months Ended
                                                    -----------------
                                                      September 30
                                                      ------------
                                                 1995           1996
                                                 ----           ----

  Revenues                                     $61,279        $68,902
  Loss before extraordinary item                  (632)          (746)
  Net loss (A)                                    (632)        (1,183)
  Loss per share before extraordinary item        (.10)          (.11)
  Net loss per share (A)                          (.10)          (.18)

(A) The pro forma results of operations for the nine months ended September 30, 1996 include a noncash compensation charge of $1,229 (with no income tax benefit) related to the conversion of subsidiary company stock option plans and the issuance of common stock of the Company to certain directors and members of management (see Note 4), which had the effect of reducing net income per share by $.19.


3.  INVESTMENT IN AFFILIATE

In April 1996, the Company acquired a 40% equity interest in Good Samaritan Supply Services, Inc. ("Good Samaritan") for cash of $6,000. At September 30, 1996, this investment was accounted for using the equity method of accounting. The following summarizes the results of operations of Good Samaritan for the period from May 1, 1996 to September 30, 1996:

                 Revenues                               $10,546
                 Gross profit                             1,948
                 Net loss                                   (77)

In November 1996, the Company acquired an additional 10.1% of the total outstanding shares of Good Samaritan for cash of $2,000. The Company will begin consolidating the results of Good Samaritan subsequent to this latter purchase.


4.  STOCKHOLDERS' EQUITY

In August 1996, the Company converted the minority interests retained by the former owners of the acquired businesses ("Retained Stock") into 794,581 shares of the Company's common stock, based on a conversion formula as defined in each of the respective acquisition agreements. The conversion of the Retained Stock is accounted for using the purchase method of accounting and resulted in additional goodwill of $4,488. Concurrent with the conversion of the Retained Stock, the Company also converted the stock issuable under stock option plans of its subsidiary companies from stock of the subsidiary companies to common stock of the Company. The difference between the fair value of the underlying stock and the exercise price of the options ($101 for vested options) was recorded as a noncash compensation charge (with no income tax benefit) in the three months ended September 30, 1996.

In September 1996, the Company issued 310,208 shares of common stock to certain directors and members of management for a purchase price of $1.41 per share. The Company received $44 in cash proceeds and $394 of demand notes receivable in connection with this sale. The fair value of the shares at issuance was $2,823. The difference between the purchase price and the fair value of the shares, $2,385, was recorded as a noncash compensation charge to the extent the shares are vested. The shares were approximately 47% vested at September 30, 1996 and will be fully vested at December 31, 1996. Accordingly the compensation charge related to this item is $1,128 (with no income tax benefit) in the three months ended September 30, 1996 and will be $1,257 (with no income tax benefit) in the three months ended December 31, 1996.

In November and December 1996, the Company issued 6,160,550 shares of Common Stock at $15 per share in an initial public offering. The net proceeds of the offering were used to make a mandatory preferential distribution of approximately $20,795 to the Company's principal stockholder, to make a payment of $475 to an affiliate of the Company's principal stockholder for accrued management fees and to terminate a professional services agreement, to repay approximately $46,074 of outstanding debt under long- and short-term borrowings, and to make an additional investment of $2,000 in Good Samaritan, which amount was used by Good Samaritan to repay a portion of its outstanding indebtedness.

In November 1996, in advance of the initial public offering, the Company adopted an Amended and Restated Certificate of Incorporation, pursuant to which the Company authorized 30,000,000 shares of a new class of common stock with a par value of $.01 per share (Common Stock) and each previously issued share of the Company's Class A Common Stock and Class B Common Stock was reclassified as
69.65 shares of the newly-authorized Common Stock. Accordingly, all references in these condensed financial statements to income (loss) per share have been restated to reflect this reclassification. Retroactive effect has been given thereto in the September 30, 1996 condensed balance sheet.

Shares used in computing income (loss) per share in these condensed financial statements include 146,635 shares issuable under the stock option plans of the subsidiary companies, 310,208 shares issued to certain directors and management and 1,655,417 shares whose proceeds will be used to pay the mandatory preferential distribution to the Company's principal stockholder, all as if they were outstanding the entire period for each of the periods presented.


5.  EXTRAORDINARY ITEM

In March 1996 the Company recorded an extraordinary charge of $841 ($437, net of income taxes) reflecting the write off of deferred financing costs in connection with the refinancing of the Company's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1996 increased 71% to $22.1 million from revenues of $12.9 million for the comparable 1995 period. Of this $9.2 million increase, $6.4 million was due to acquisitions and $2.8 million was
due to internal growth.   For the nine months ended September 30, 1996, revenues
increased 84% to $54.5 million from revenues of $29.6 million in the comparable 1995 period. Of this $24.9 million increase, $17.4 million was due to
acquisitions and $7.5 million was due to internal growth.   Increased revenues
reflect the acquisitions of Nihan & Martin, Inc. in March 1995, Extended Care Associates, Inc. and Dixon Pharmacy, Inc. in April 1995, Sterling Healthcare Services, Inc. in August 1995, Pharmed, Inc. and Pharmed of Baton Rouge, Inc. in May 1996 and Royal Care of America, Inc. in August 1996, as well as six other less significant acquisitions. The Company's "internal growth" consists of increased market penetration in existing markets, fold-in acquisitions in established areas that are assimilated into existing operations, start-up facilities in new areas in states where the Company was already established, and sales of new products and services to existing customers.

Gross profit for the three months ended September 30, 1996 was $6.3 million compared to $3.6 million for the comparable 1995 period. For the nine months ended September 30, 1996, gross profit was $15.4 million compared to $8.4 million for the comparable 1995 period. Gross profit as a percentage of revenues was 28.4% and 27.7% for the three months ended September 30, 1996 and
1995, respectively.   The increase in gross profit as a percentage of revenues
was primarily the result of acquisitions of companies with higher gross margins and more favorable reimbursement rates in the states in which such acquired companies operate. For the nine months ended September 30, 1996 and 1995, gross profit as a percentage of revenues was 28.2% and 28.3%, respectively. This decrease was primarily the result of Medicaid reimbursement rate reductions in certain states in the latter half of 1995. The effect of these reductions was partially offset by the positive effect of the acquisitions of certain companies with higher margin products.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $5.4 million, excluding a noncash compensation charge of $1.2 million, compared to $2.8 million for the comparable 1995 period. For the nine months ended September 30, 1996, selling, general and administrative expenses were $12.7 million, excluding the noncash compensation charge, compared to $6.6 million in the comparable 1995 period. As a percentage of revenues, selling, general and administrative expenses, excluding the noncash compensation charge, increased to 24.4% from 21.9% in the three months ended September 30, 1996 and 1995, respectively, and increased to 23.3% from 22.2% in the nine months ended September 30, 1996 and 1995, respectively. The increase in selling, general and administrative expenses is primarily the result of the acquisitions completed throughout the periods, including increased amortization of goodwill and increased ongoing professional fees associated with the acquired companies, and increased expenses associated with the expansion of the corporate office staff in the latter half of 1995 and the first half of 1996 to support the Company's growth.

The noncash compensation charge of $1.2 million in the three months ended September 30, 1996 relates to the conversion in August 1996 of shares issuable under various subsidiary company stock option plans from common stock of the underlying subsidiary companies to common stock of the Company, and the sale in September 1996 of shares of common stock of the Company to certain directors and members of management at a price that was less than the fair value of the stock, as measured by the initial public offering price. There is no income tax benefit associated with this noncash charge.

Interest expense for the three months ended September 30, 1996 was $0.9 million compared to $0.5 million for the comparable 1995 period. For the nine months ended September 30, 1996, interest expense was $2.1 million compared to $1.2 million in the comparable 1995 period. The increased interest expense reflects higher debt levels related to acquisitions.

In March 1996, the Company recorded an extraordinary item in the amount of $0.4 million (net of an income tax benefit of $0.4 million) reflecting the write-off of deferred financing charges in connection with the refinancing of the Company's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.3 million in the nine months ended September 30, 1996, as compared to $0.5 million net cash provided by operations in the comparable 1995 period. The net use of cash in the 1996 period was primarily related to an increase in accounts receivable related to internal sales growth, as well as slower payments at certain of the Company's operating
subsidiaries.   These increases in the net use of cash were partially offset by increases in accounts payable and accrued expenses related to the Company's internal growth.

Net cash used in investing activities was $23.6 million in the nine months ended September 30, 1996, as compared to $22.5 million in the comparable 1995 period. The majority of the expenditures in both periods were related to acquisitions completed in the respective periods, including a $6.0 million, 40% equity investment in Good Samaritan. Capital expenditures were $1.2 million and $0.4 million in the nine months ended September 30, 1996 and 1995, respectively. The capital expenditures in the nine months ended September 30, 1996 increased as a result of leasehold improvements at one location and increases in equipment leased to customers and medication carts used in locations served.

Net cash provided by financing activities decreased to $22.6 million in the nine months ended September 30, 1996 from $22.9 million in the comparable 1995 period. The primary source of funds in the nine months ended September 30, 1996 were additional capital contributions from the Company's principal stockholder ($8.4 million) and funds available from the Company's credit facility for acquisitions and operating needs of the Company. The net cash provided by financing activities has been reduced by approximately $1.5 million of expenses related to the Company's initial public offering which were paid in advance of the offering.

In November and December 1996, the Company issued 6,160,550 shares of Common Stock in an initial public offering, resulting in net proceeds to the Company of approximately $83.2 million. These proceeds were used primarily to make a mandatory preferential distribution of approximately $20.8 million to the Company's principal stockholder, to repay short- and long-term debt of approximately $46.1 million and to make an additional investment of $2.0 million in Good Samaritan, which amount was used by Good Samaritan to repay a portion of
its outstanding indebtedness.   The Company expects that the remaining proceeds
of the offering of approximately $13.8 million, together with cash generated from operations and funds available from its credit facility, will be adequate to support the foreseeable capital requirements of the Company through 1998, although a large acquisition or a number of smaller acquisitions may require funds in excess of such availability.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     During the period from July 1, 1996 through September 30, 1996, the Company sold the following securities that were not registered under the Securities Act of 1933, as amended:

     On August 5, 1996, the Company issued a convertible promissory note, convertible into shares of Common Stock of the Company at a conversion price of $12.75 per share, in the principal amount of $2,000,000 to Royal Care of America, Inc. ("Royal Care") as partial payment for the acquisition of certain assets of Royal Care. Exemption from registration is claimed pursuant to
Section 4(2) of the Securities Act of 1933, no public sale having been involved.

     On August 23, 1996, the Company issued shares of Class B common stock (Common Stock as subsequently reclassified) to the following persons in the following amounts in exchange for their shares in certain of the Company's subsidiaries: William J. and Mary Jane Gatti (4,252.48 Class B shares/296,186 shares of Common Stock); Nelson L. Showalter (640.71 Class B shares/44,625 shares of Common Stock); G&Y Holdings, Inc. (2,655.97 Class B shares/184,988 shares of Common Stock); Ronald E. Keith (450.21 Class B shares/31,357 shares of Common Stock); James Pietryga (112.76 Class B shares/7,854 shares of Common Stock); Bruce Gerlich (98.84 Class B shares/6,884 shares of Common Stock); Mitch Overstreet (98.84 Class B shares/6,884 shares of Common Stock); Sterling Acquisition Partners, Inc. (1,686.56 Class B shares/117,470 shares of Common Stock); Pharmed, Inc. (1,146.96 Class B shares/79,886 shares of Common Stock); and Pharmed of Baton Rouge, Inc. (264.85 Class B shares/18,447 shares of Common Stock). Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, no public sale having been involved.

     On September 5, 1996, the Company issued shares of Class B common stock (Common Stock as subsequently reclassified) for a purchase price of $98.46 per Class B share ($1.41 per share of Common Stock) to the following persons in the following amounts, each of whom paid 10% of the purchase price for their shares in cash and 90% in the form of interest-bearing demand notes: Timothy L. Burfield (340 Class B shares/23,681 shares of Common Stock); Charles R. Wallace (1,496.45 Class B shares/104,228 shares of Common Stock); Michael B. Freedman (1,156.08 Class B shares/80,522 shares of Common Stock); J. Jeffrey Gephart (750.72 Class B shares/52,288 shares of Common Stock); Thomas C. Loftus (100 Class B shares/6,965 shares of Common Stock); George E. Pepe (100 Class B shares/6,965 shares of Common Stock); Charles C. Halberg (170.18 Class B shares/11,853 shares of Common Stock); Mark A. Jerstad (170.18 Class B shares/11,853 shares of Common Stock); and James H.S. Cooper (170.18 Class B shares/11,853 shares of Common Stock). Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, no public sale having been involved.

     No underwriters were involved in any of the foregoing sales of securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 22, 1996, the Company's two stockholders at the time, by unanimous written consent, approved an amendment to the Company's Certificate of Incorporation to increase the authorized Class B Common Stock from 20,000 to 30,000 shares and, correspondingly, to increase the total authorized common stock from 80,000 to 90,000 shares.

     On August 21, 1996, the Company's two stockholders at the time, by unanimous written consent, approved the setting of the number of members of the Company's Board of Directors at six and elected the following persons to serve as directors of the Company: Timothy L. Burfield, James H.S. Cooper, Bryan C. Cressey, Charles C. Halberg and Mark A. Jerstad.

ITEM 5.  OTHER INFORMATION

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company believes that a number of important factors could cause the Company's actual results to differ from those that may have been or may be projected in forward-looking statements made by or on behalf of the Company from time to time. These factors are described under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-11667) filed with the Securities and Exchange Commission on November 12, 1996. Specific reference is made to the Risk Factors set forth therein entitled "Limited Operating History," "Impact of Acquisitions and Management of Growth," "Capital Requirements Relating to Growth Strategy," "Industry is Highly Competitive," "Regulation and Reimbursement" and "Uncertainty Due to Potential Changes in National and State Health Care Policies."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit   Description
          -------   -----------

          3.1*      Form of Amended and Restated Certificate of Incorporation

          3.2*      Amended and Restated By-laws

          4.1*      Specimen Common Stock Certificate

          10.1*     Form of 1996 Stock Incentive Plan

          10.2* Stock Option Plan for Directors and Executive and Key Employees of Gatti LTC Services, Inc.

          10.3* Stock Option Plan for Directors and Executive and Key Employees of Williamson Drug Company Incorporated

          10.4* Stock Option Plan for Directors and Executive and Key Employees of Nihan & Martin, Inc.

          10.5* Stock Option Plan for Directors and Executive and Key Employees of Dixon Pharmacy, Inc.

          10.6*     Form of Subsidiary Non-Qualified Stock Option Agreement

          10.7*     Form of Subsidiary Participation Agreement

          10.8* Senior Management Agreement, made as of September 5, 1996, between the Company and Michael B. Freedman

          10.9* Senior Management Agreement, made as of September 5, 1996, between the Company and Charles R. Wallace

          10.10* Senior Management Agreement, made as of September 5, 1996, between the Company and J. Jeffrey Gephart

          10.11* Director Stock Agreement, made as of September 5, 1996, between the Company and James H.S. Cooper

          10.12* Director Stock Agreement, made as of September 5, 1996, between the Company and Charles C. Halberg

          10.13* Director Stock Agreement, made as of September 5, 1996, between the Company and Mark A. Jerstad

          10.14* Amended and Restated Stockholders Agreement, dated as of August 23, 1996, by and among the Company, Golder, Thoma, Cressey, Rauner Fund IV, L.P. (the "GTCR Fund"), Timothy L. Burfield, Michael B. Freedman, Charles R. Wallace, J. Jeffrey Gephart, James H.S. Cooper, Charles C. Halberg, Mark
                    A. Jerstad, William J. and Mary Jane Gatti, Nelson L. Showalter, Frank R. Gelafio, Lee R. Youngberg, Ronald E. Keith, James Pietryga, Bruce Gerlich, Mitch Overstreet, Sterling Acquisition Partners, Inc., Pharmed, Inc., Pharmed of Baton Rouge, Inc., Joseph Dellantonio, Thomas C. Loftus and George E. Pepe

          10.15* Registration Agreement, dated as of August 23, 1996, by and among the GTCR Fund, Timothy L. Burfield, Michael B. Freedman, Charles R. Wallace, J. Jeffrey Gephart, James H.S. Cooper, Charles C. Halberg, Mark A. Jerstad, William J. and Mary Jane Gatti, Nelson L. Showalter, Frank R. Gelafio, Lee
                    R. Youngberg, Ronald E. Keith, James Pietryga, Bruce Gerlich, Mitch Overstreet, Sterling Acquisition Partners, Inc., Pharmed, Inc., Pharmed of Baton Rouge, Inc., Joseph Dellantonio, Thomas C. Loftus and George E. Pepe

          10.16* Agreement made and entered into as of October 9, 1996 by and between the Company and the GTCR Fund.

          10.17* Amendment No. 1 to the Equity Purchase Agreement, made and entered into as of August 15, 1996, by and between the Company and the GTCR Fund

          10.18* Agreement, dated as of August 15, 1996, between the Company and the GTCR Fund relating to the Additional GTCR Shares

          10.19* Termination Agreement, dated as of August 15, 1996, between the Company and GTCR IV, L.P.

          10.20* Reimbursement and Conversion Agreement between the Company and the GTCR Fund dated August 2, 1996

          11.1      Statement re: computation of per share earnings

          27.1      Financial Data Schedule

          --------------------

          * Document incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-11667), filed with the Securities and Exchange Commission on November 12, 1996.

     (b)  Reports on Form 8-K

          None.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN MEDSERVE CORPORATION



Dated: Dec. 26, 1996               By: /s/ Timothy L. Burfield
       -------------                  --------------------------------
                                         Timothy L. Burfield
                                         Chief Executive Officer, President and
                                         Director


Dated: Dec. 26, 1996               By: /s/ Charles R. Wallace
       -------------                  --------------------------------
                                         Charles R. Wallace
                                         Vice President - Finance and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)