Form 10-K
period 1996-12-31
AMERICAN MEDSERVE CORP
filed 1997-03-31
CIK 1018411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

 /X/  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                                 (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or
    / /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                               (No Fee Required)
               For the Transition period from        to        .
                       Commission file number: 000-21515
                            ------------------------

                         AMERICAN MEDSERVE CORPORATION

             (Exact name of registrant as specified in its charter)

             DELAWARE                36-3925637
     (State of Incorporation)     (I.R.S. Employer
                                   Identification
                                      Number)

   184 SHUMAN BLVD., SUITE 200         60563
       NAPERVILLE, ILLINOIS          (Zip Code)
      (Address of principal
        executive offices)

        Registrant's telephone number, including area code: 630-717-2904

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK ($.01 PAR VALUE)

                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / /

    As of March 21, 1997, the Registrant had 12,000,464 shares of Common Stock ($.01 par value) issued and outstanding. As of that date, the aggregate market value of the Registrant's voting shares which were held by non-affiliates (based on the closing price of $12.25 per share of Common Stock on the NASDAQ National Market on March 21, 1997) was $85,684,842. For purposes of this calculation, the Registrant deems the 790,256 shares held by its directors and executive officers and 4,215,527 shares of Common Stock held by Golder, Thoma, Cressey, Rauner Fund IV, L.P. to be shares held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS, SCHEDULED TO BE HELD JUNE 12, 1997, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT. DEFINITIVE COPIES OF ITS 1997 PROXY STATEMENT WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE END OF THE COMPANY'S FISCAL YEAR.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN MEDSERVE CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                        PART I
ITEM 1.   Business.........................................................................................          3
ITEM 2.   Properties.......................................................................................         11
ITEM 3.   Legal Proceedings................................................................................         11
ITEM 4.   Submission of Matters to a Vote of Security Holders..............................................         11
         Executive Officers of the Company.................................................................         12

                                                       PART II
ITEM 5.   Market for the Company's Common Equity and Related Stockholder Matters...........................         13
ITEM 6.   Selected Financial Data..........................................................................         14
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............         16
ITEM 8.   Financial Statements and Supplementary Data......................................................         20
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial........................         20

                                                       PART III
ITEM 10.  Directors and Executive Officers of the Registrant...............................................         20
ITEM 11.  Executive Compensation...........................................................................         20
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...................................         20
ITEM 13.  Certain Relationships and Related Transactions...................................................         21

                                                       PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................         21
         Signatures........................................................................................         22

                                     PART I

ITEM 1. BUSINESS

GENERAL

    American Medserve Corporation ("AMC" or the "Company") is a leading independent provider of pharmacy services to long-term care institutions, including skilled nursing facilities, assisted living facilities and other long-term health care settings. The Company purchases, repackages and dispenses in patient-ready packaging pharmaceuticals to patients or residents in its client facilities and provides such facilities with related consultant pharmacist and information services, including formulary management, automated medical record-keeping, drug therapy evaluation and assistance with regulatory compliance. To complement its core pharmacy services, the Company also provides infusion therapy, specialized nutrition therapy, inhalation and respiratory therapy and wound care management services, as well as medical supplies and devices. At December 31, 1996, AMC provided pharmacy services to approximately 42,700 residents at over 560 facilities located in Colorado, Illinois, Louisiana, Minnesota, Nebraska, New York, Pennsylvania, South Dakota and Virginia.

    The Company was formed in November 1993 to participate in the consolidation of the long-term care pharmacy industry. To meet this objective, the Company has pursued an acquisition program designed to expand its presence in selected geographic markets. From commencing operations in August 1994 through December 31, 1996, the Company has completed 18 acquisitions. In 1996, the Company acquired a 50.1% equity interest in Good Samaritan Supply Services, Inc. ("Good Samaritan Supply"), in which the Company's co-investor is The Evangelical Lutheran Good Samaritan Foundation, an affiliate of The Evangelical Lutheran Good Samaritan Society.

    In November and December 1996, the Company issued 6,160,550 shares of Common Stock at $15.00 per share in its initial public offering, generating net proceeds of approximately $83,159,000 (after underwriting discount and offering expenses). The proceeds were used to (a) make a one-time preferential distribution of $20,772,419 to the Company's principal shareholder, (b) to repay long-term debt, and accrued interest thereon, of $46,073,750, (c) to make an additional investment of $2,000,000 in Good Samaritan Supply, which was then used to repay a portion of its long-term debt, and (d) to make a payment of $450,000 to an affiliate of the Company's principal shareholder for accrued management fees and the termination of a management agreement. The remaining proceeds will be used to fund business acquisitions and for other general corporate purposes.

ACQUISITION PROGRAM

    The Company's acquisition program is designed to capitalize on the consolidation opportunities in the long-term care pharmacy market. Since commencing operations in August 1994 with its initial acquisition of a long-term care pharmacy provider, the Company has completed 18 acquisitions through December 31, 1996, including 12 acquisitions in 1996. The Company believes that through the successful integration of acquired businesses it can continue to grow through geographic expansion and by providing a broader array of pharmacy products and ancillary services to its client facilities in a cost-effective manner.

    The Company's acquisition program identifies states (or markets within states) characterized by substantial growth opportunities and an acceptable reimbursement climate. Within markets that are so identified, the Company targets acquisition candidates with highly competent management and a demonstrated capacity for growth. The Company encourages local management to continue to retain primary operating responsibility for the profitability and growth of the acquired business. Seeking to align the interests of local management with those of the Company, the Company often encourages management of its acquired businesses to maintain an equity interest in the Company. This aspect of the Company's acquisition program, along with the benefits of being affiliated with a larger organization, has enhanced the Company's ability to consummate and integrate new acquisitions. In addition, the retention of local management enables the Company to capitalize on management's keen understanding of their respective markets, as well as their strong customer relationships.

    The Company employs a three-tiered acquisition program for long-term care pharmacy providers, which focuses on businesses that can be characterized as "platform," "add-on" and "fold-in" acquisition candidates. The Company seeks to enter selected states with "platform" acquisitions of long-term care pharmacy providers with strong market positions. The second tier of the Company's acquisition program involves the acquisition of "add-on" long-term care pharmacy companies that expand the Company's presence in a particular state, thereby enabling the Company to achieve the critical mass required to service clients, including multi-facility clients, in a cost-effective manner throughout the selected state. In order to increase its market share and realize economies of scale, the Company seeks to acquire smaller "fold-in" businesses that can be easily assimilated into the Company's existing operations, including acquisitions of the long-term pharmacy businesses of retail pharmacies. Such fold-in businesses are intended to enable the Company to benefit from the operating leverage of its existing businesses by acquiring additional market share and revenues while eliminating or reducing certain general, administrative and operating costs previously associated with such revenues.

    In addition to pursuing rapid growth through acquisitions of long-term care pharmacies, the Company has expanded, and expects to continue to expand, the range of products and services that it offers through the acquisition of businesses that provide ancillary services complementary to the Company's core pharmacy services and products.

SERVICES

    The Company purchases, repackages and dispenses in patient-ready packaging pharmaceuticals to patients or residents in its client facilities and provides such facilities with related consultant pharmacist and information services, including formulary management, automated medical record keeping, drug therapy evaluation and regulatory assistance. To complement its core pharmacy services, the Company provides an array of health care services, such as infusion therapy, specialized nutritional therapy, inhalation and respiratory therapy and wound care management services, as well as prescription medical supplies and devices.

    PHARMACY SERVICES. The Company's core business is providing pharmaceutical dispensing services to residents of long-term care facilities. The Company purchases, repackages and dispenses in patient-ready packaging prescription pharmaceuticals in accordance with physician orders and delivers such prescriptions at least daily to long-term care facilities for administration to residents by the nursing staff of these facilities. The Company provides 24 hour coverage 365 days per year from sites in eight states. In addition, the Company, through its operating subsidiaries in Illinois and Pennsylvania, offers retail pharmacy services.

    Upon receipt of a doctor's order, the information is entered into one of the Company's management information systems, which automatically reviews the order for patient-specific allergies and potentially adverse interactions with other medications the patient is receiving. Following this analysis, a report on each order is produced for review by a Company pharmacist, who performs a prospective drug utilization analysis of the order and, if appropriate, substitutes generic drugs approved for equivalence by the U.S. Food and Drug Administration ("FDA"). In addition, subject to the prescribing physician's approval, the pharmacist may make generic or therapeutic substitutions based on the Company's formulary guidelines.

    The Company provides pharmaceuticals to its clients through a patient-ready unit dose distribution system. The Company divides the pharmaceuticals received in bulk form from its suppliers into patient-ready unit dose packages. The patient-ready, unit dose format is designed to reduce errors, encourage compliance by patients, increase convenience for nursing staffs, improve control over the distribution of pharmaceuticals and save nursing administration time relative to the bulk systems traditionally used by retail pharmacies.

    As an additional service, the Company furnishes its clients with information captured by its computerized medical records and documentation system. This system captures patient care information which is used to create monthly management and quality assurance reports. The Company believes that this system of information management, combined with the unit dose delivery system, improves the efficiency and controls in nursing administration and reduces the likelihood of drug related adverse consequences.

    CONSULTANT PHARMACIST SERVICES. Federal and state regulations mandate that long-term care facilities improve the quality of patient care by offering consultant pharmacist services to monitor and report on prescription drug therapy. The OBRA legislation implemented in 1990 seeks to further upgrade and standardize health care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Noncompliance with these regulations may result in monetary sanctions as well as the potential loss of the facility's ability to participate in Medicare and Medicaid reimbursement programs.

    The Company provides consultant pharmacist services that help clients comply with federal and state regulations applicable to long-term care facilities. The Company's services include (i) reviewing each patient's drug regimen to assess the appropriateness and efficacy of drug therapies, including a review of the patient's medical records, monitoring drug reactions to other drugs or food and monitoring lab results; (ii) participating on the Pharmacy and Therapeutics, Quality Assurance and other committees of the Company's clients; (iii) inspecting medication carts and storage rooms each month; (iv) monitoring and reporting monthly on facility-wide drug usage and drug administration systems and practices; (v) developing and maintaining pharmaceutical policy and procedure manuals; and (vi) assisting the long-term care facility in complying with state and federal regulations as they pertain to patient care.

    The Company, through certain of its operating subsidiaries, also offers on a limited basis a specialized line of consulting services that help long-term care facilities enhance care and reduce and contain costs as well as comply with state and federal regulations. Under this service line, the Company provides (i) data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage, (ii) plan of care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs; (iii) counseling related to appropriate drug usage and implementation of drug protocols; (iv) on-site educational seminars for the long-term care facilities' staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; and (v) nurse consultant services and consulting for dietary, social services and medical records.

    THERAPY SERVICES. The Company also provides its client facilities with infusion therapy services, inhalation and respiratory therapy services and wound care management supplies and services. Infusion therapy is the intravenous delivery of medication or introduction of parenteral and enteral nutritional formulas. The Company's infusion therapy services include pain management, antibiotic therapy services, chemotherapy and parenteral and enteral nutritional therapy services for long-term care residents and home care patients. The Company prepares the product to be administered and delivers the product to the long-term care facility for administration by the nursing staff. Because the proper administration of infusion therapy services requires a highly trained nursing staff, the Company provides education and certification programs to its clients in order to assure proper staff training and compliance with regulatory requirements. The Company believes that by enhancing the ability of client facilities to administer infusion therapy services, these programs have led to greater use of infusion therapy services throughout the Company's long-term care facility customer base.

    OTHER. The Company also offers non-prescription medical devices and equipment and, primarily through Good Samaritan Supply, long-term care facility medical supplies, prescription medical supplies and home care medical supplies.

FORMULARY MANAGEMENT

    The Company employs formulary management techniques that are tailored to the needs of each of the markets in which it operates. These techniques are designed to assist physicians in making the best choice of drug therapy for patients at the lowest cost. Under the Company's various formulary programs, AMC clinical and dispensing pharmacists assist prescribing physicians in designating the use of particular drugs from among therapeutic alternatives (including generic substitutions) and in the use of more cost-effective delivery systems and dose forms. The formulary takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the elderly population of long-term care facilities. The Company's formulary guidelines also provide relative pharmaceutical cost information to residents, their insurers or other payors.

    Successful implementation of formulary guidelines is dependent upon close interaction between the clinical and dispensing pharmacists and the prescribing physician. The Company seeks to attract and retain highly trained clinical and dispensing pharmacists and encourages their active participation in the caring for residents of long-term care facilities, including consultation with the facilities' medical staff and other prescribing physicians, to increase the likelihood that the most efficacious, safe and cost-effective drug therapy is prescribed. The Company believes that adherence to its formulary guidelines improves drug therapy results, lowers costs for residents and strengthens the Company's purchasing power with pharmaceutical manufacturers.

SALES AND MARKETING

    The Company's marketing efforts are directed towards long-term care facilities, third-party payors, physicians, nurses and patients. Because customer relationships are such a strong factor in the long-term care pharmacy industry, AMC's marketing activities are primarily the responsibility of local management and are coordinated and supplemented by the Company's Vice President-National Sales. The Company's consultant pharmacists, dispensing pharmacists and nursing consultants, because of their direct and ongoing personal contact with client facility staff, physicians and patients, also play a significant role in developing new business and maintaining relationships with existing clients. The Company's Vice President-National Sales coordinates marketing efforts to nursing home chains, multi-state customers and potential customers in states in which the Company has no presence. The Vice President-National Sales also works with local management on cross-marketing services and broadening their product offerings to existing clients.

    The Company also markets its products and services by encouraging its professionals to build and maintain high visibility in the long-term care pharmacy industry. The Company participates in trade associations, industry trade shows and "in-house" seminars on specialized topics in its regional services areas. The Company believes that these seminars enhance its professional image and credibility, and accordingly, serve as an indirect source of additional business.

    In marketing its services and products, the Company also emphasizes its ability to control the pharmacy costs related to patient care, which allows it to tailor the services and products it provides to the needs of particular clients. The Company also seeks to serve its customers most effectively through a willingness to utilize creative contracting arrangements, such as alternative billing and risk-sharing arrangements.

MANAGEMENT INFORMATION SYSTEMS

    The Company licenses its various pharmacy, financial and information management systems from third parties. Unlike many of the Company's competitors, which develop information systems internally, the Company believes that it is more cost-effective to outsource its information management system requirements to qualified third parties. Due in part to differences in state licensing and reporting requirements, each of the Company's operating subsidiaries licenses its own information system that provides detailed information to clients and third-party payors while providing the Company's pharmacists with computerized access to medication and treatment records for long-term care facility residents as well as data regarding drug interactions and contraindications, patient medication profiles and information on patient allergies.

PURCHASING

    The Company purchases pharmaceuticals primarily from a national wholesale distributor, with which it has negotiated a prime vendor contract, and directly from certain pharmaceutical manufacturers. The Company is also a member of a pharmaceutical group purchasing organization, as well as other industry buying groups that contract with manufacturers for volume-based discounted prices that are passed through to the Company by its wholesale distributor. The Company's agreement with the group purchasing organization provides that such organization will negotiate special pricing discounts and rebates with various pharmaceutical suppliers and implement contract purchasing compliance programs, will institute a "preferred rebate" processing program in cooperation with certain wholesale distributors and manufacturers and will provide the Company with formulary information. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

CUSTOMERS

    At December 31, 1996, the Company had contracts to provide services to approximately 42,700 residents in over 560 long-term care facilities. These contracts, as is typical in the industry, are generally for a period of one year but are terminable by either party for any reason upon thirty days' written notice. For the year ended December 31, 1996, no single customer or customer group accounted for more than 5% of the Company's total revenues (for the year ended December 31, 1996, on a pro forma basis as if Good Samaritan Supply had been consolidated beginning January 1, 1996, the facilities operated by The Evangelical Lutheran Good Samaritan Society, an affiliate of the Company's co-investor in Good Samaritan Supply, in the aggregate accounted for approximately 12% of pro forma revenues). Nevertheless, the loss by the Company of a significant customer in a particular market might have a material adverse effect on the Company's results of operations.

COMPETITION

    The business of providing pharmacy services to long-term care facilities is highly competitive. On the national level and with respect to its program of acquiring long-term care pharmacy providers, the Company's principal competitors include Omnicare, Inc., NCS HealthCare, Inc., Capstone Pharmacy Services, Inc. and "captive" long-term care pharmacy companies such as Vitalink Pharmacy Services, Inc. (an affiliate of Manor Care, Inc.) and Pharmacy Corporation of America (a subsidiary of Beverly Enterprises, Inc.), as well as several other companies with similar acquisition strategies, many of which may have greater resources than those of the Company. Regionally, the Company believes that competition within a particular market is based principally on customer relationships, operations, marketing abilities, professional support and customer service.

REIMBURSEMENT AND BILLING

    As is generally the case for long-term care facility services, the Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities. For the year ended December 31, 1996, the Company's payor mix was approximately 36% Medicaid, 6% Medicare, 21% long-term care facilities (including amounts for which the long-term care facility receives reimbursement under Medicare part A), 23% private pay, 10% third-party insurance and 4% commercial accounts. Medicare and Medicaid are highly regulated. The failure of the Company and/or its client institutions to comply with applicable reimbursement regulations could adversely affect the Company's business.

    MEDICAID. The Medicaid program is a federal-state cooperative program designed to enable states to provide medical assistance to aged, blind or disabled individuals, or to members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of Health and Human Services for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, the Company bills the individual state Medicaid program. Medicaid programs are funded jointly by the federal government and individual states and are administered by the states. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Health Care Financing Administration and applicable federal law. Federal regulations and the regulations of many states establish "upper limits" for reimbursement for prescription pharmaceuticals under Medicaid. In most states pharmacy services are priced at the lower of "usual and customary" charges, cost (which generally is defined as a function of average wholesale price less a discount) plus a dispensing fee or the preestablished upper limits. In some states, such as New York, Medicaid reimbursement for pharmacy products and services is paid to the nursing facility operator as part of its comprehensive per diem rates. The nursing facility operator, in turn, is responsible for paying the pharmacy provider.

    State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time. To date, such programs have determined the pricing policies and receivables collection for long-term care pharmacy providers. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect the Company's business. The U.S. Congress passed a fiscal year 1996 budget reconciliation bill that provided for substantial reductions in the rate of spending increases in the Medicare program and in the federal share of the Medicaid program. While such bill was vetoed by President Clinton, such provisions or any similar provisions, if ultimately signed into law, could adversely affect the Company's business.

    MEDICARE. The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over and for certain individuals who are disabled. The Medicare program consists of two parts: Part A, which covers, among other things, inpatient hospital, skilled long-term care facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs. Medicare part A requires long-term care facilities to submit all of their costs for patient care, including pharmaceutical costs, in a unified bill. Thus, fees for pharmaceuticals provided to Medicare Part A patients are paid to the Company by the long-term care facility on a monthly basis. Pricing is consistent with that of private pay residents and Medicaid rates. Medicare Part A has a cost sharing arrangement under which beneficiaries must pay a portion of their costs. These co-payments are billed by the facility directly to residents or to the state Medicaid plan, as the case may be.

    Medicare Part B provides benefits covering, among other things, outpatient treatment, physicians' services, durable medical equipment ("DME"), orthotics, prosthetic devices and medical supplies. Products and services covered for Medicare Part B eligible residents in the long-term care facility include, but are not limited to, enteral feeding products, ostomy supplies, urological products, orthotics, prosthetics, surgical dressings, tracheostomy care supplies and a limited number of other medical supplies. All claims for DME, prosthetics, orthotics, prosthetic devices, including enteral therapy, and medical supplies ("DMEPOS") are submitted to and paid by four regional carriers known as Durable Medical Equipment Regional Carriers ("DMERCs"). The DMERCs established coverage guidelines, allowable utilization frequencies and billing procedures for DMEPOS. Payment is based on a fee schedule, which varies depending on the state in which the patient receiving the items resides. Payments for Medicare Part B products to eligible suppliers, which include long-term care facilities and suppliers such as the Company, are made on a per-item basis directly to the supplier. In order to receive Medicare Part B reimbursement payments, suppliers must meet certain conditions set by the federal government. The Company, as an eligible supplier, either bills Medicare directly for Part B-covered products for each patient or, alternatively, assists the long-term care facility in meeting Medicare Part B eligibility requirements and prepares bills on behalf of the facility. Medicare Part B also has an annual deductible as well as a co-payment obligation on behalf of the patient, and the portion not covered by Medicare is billed directly to the patient or appropriate secondary payor.

    LONG-TERM CARE FACILITIES. In addition to occasional private patient billings and those related to pharmaceuticals for Medicare-eligible residents, long-term care facilities are billed directly for consulting services, certain over-the-counter medications and bulk house supplies. In some states, such as New York, Medicaid reimbursement for pharmacy products and services is paid to the nursing facility operator as part of its comprehensive per diem rates. The nursing facility operator, in turn, is responsible for paying the pharmacy provider.

    PRIVATE PAY. For those customers who are not covered by government-sponsored programs, the Company generally collects cash or bills the customer or other responsible party on a monthly basis. Depending upon local market practices, the Company may alternatively bill private residents through the long-term care facility. Pricing for private pay customers is based on prevailing regional market rates or "usual and customary" charges.

    THIRD-PARTY INSURANCE. Third-party insurance includes funding for customers covered by private plans, veterans' benefits, workers' compensation and other programs. The resident's individual insurance plan is billed monthly and rates are consistent with those for other private pay residents.

    COMMERCIAL ACCOUNTS. Commercial accounts include businesses that purchase medical supplies, products or pharmaceuticals on a non-prescription basis, generally for use within their operations or for resale.

GOVERNMENT REGULATION

    Long-term care pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local laws and regulations. These laws and regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. The Company continuously monitors the effects of regulatory activity on its operations.

    LICENSURE, CERTIFICATION AND REGULATION. States generally require that companies operating a pharmacy within that state be licensed by the state board of pharmacy. The Company currently has pharmacy licenses in each of the ten states in which it operates a pharmacy. In addition, the Company's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

    Long-term care facilities are also separately required to be licensed in the states in which they operate and, if serving Medicare or Medicaid patients, must be certified to be in compliance with applicable program participation requirements. Long-term care facilities are also subject to the long-term care facility reforms of OBRA, which impose strict compliance standards relating to the quality of care for long-term care operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other health care professionals who provide services on the Company's behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

    FEDERAL AND STATE LAWS AFFECTING THE REPACKAGING, LABELING AND INTERSTATE SHIPPING OF PHARMACEUTICALS. Federal and state laws impose certain repackaging, labeling and package insert requirements on pharmacies that repackage pharmaceuticals for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail. A pharmaceutical repackager must register with the FDA. The Company believes that it holds all required registrations and licenses and that its repackaging operations are in compliance with applicable state and federal requirements.

    MEDICARE AND MEDICAID. The long-term care facility pharmacy business operates under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

    The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled long-term care facilities and suppliers of DMEPOS, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

    Federal law and regulations contain a variety of requirements relating to the furnishing of prescription pharmaceuticals under Medicaid. First, states are given broad authority, subject to certain standards, to limit or to specify conditions as to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific requirements for long-term care facilities relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general standards for pharmaceuticals dispensed to long-term care facility residents if the long-term care facility complies with the drug regimen review requirements. However, the regulations indicated that states may nevertheless require pharmacies to comply with the general standards, regardless of whether the long-term care facility satisfies the drug regimen review requirements, and the states in which the Company operates currently require its pharmacies to comply therewith. Third, federal regulations impose certain requirements relating to reimbursement for prescription pharmaceuticals furnished to Medicaid residents. See "Reimbursement and Billing--Medicaid."

    In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Company's operations. For example, some states have enacted "freedom of choice" requirements which prohibit a long-term care facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the long-term care facility. Such limitations may increase the competition which the Company faces in providing services to long-term care facility patients.

    REFERRAL RESTRICTIONS. The Company is subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which was originally enacted in 1977 and amended in 1987, and which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare or Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referral or other conduct within the statute.

    Federal regulations establish "Safe Harbors," which grant immunity from criminal or civil penalties to parties in good faith compliance. While the failure to satisfy all the criteria for a specific Safe Harbor does not necessarily mean that an arrangement violates the statute, the arrangement is subject to review by the HHS Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. There are no procedures for obtaining binding interpretations or advisory opinions from the OIG on the application of the federal anti-kickback statute to an arrangement or its qualification for a Safe Harbor upon which the Company can rely.

    The OIG has issued "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG has recently issued a Fraud Alert concerning prescription pharmaceutical marketing practices that could potentially violate the federal anti-kickback statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions have requested that the Food and Drug Administration ("FDA") exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company's operations.

    The Company believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

EMPLOYEES

    As of December 31, 1996, the Company had approximately 525 full-time and 150 part-time employees. None of the Company's employees is represented by a union. The Company considers relations with its employees to be good. In addition, the Company employs approximately 175 people through staff leasing companies.

ITEM 2. PROPERTIES

    As of December 31, 1996, the Company leased 36 pharmacy locations aggregating approximately 174,000 square feet and 11 warehouse and office locations aggregating approximately 37,000 square feet. The remaining terms of the leases relating to these properties vary in length from one to ten years, and such leases, in some cases include options to extend. The Company presently maintains its executive offices in Naperville, Illinois pursuant to a lease expiring in June 1997. The Company considers all of these facilities to be in good operating condition and generally to be adequate to meet current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

    While the Company is not currently involved in any legal proceedings, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    On October 15, 1996, the Company's stockholders, by unanimous written consent, (i) approved and adopted the Company's Amended and Restated Certificate of Incorporation, (ii) adopted the Company's 1996 Stock Incentive Plan, and
(iii) elected Messrs. Timothy L. Burfield and Charles C. Halberg as Class I directors; Messrs. James H.S. Cooper and Mark A. Jerstad as Class II directors; and Messrs. Bryan C. Cressey and Lee M. Mitchell as Class III directors.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information as of March 21, 1997 concerning each of the executive officers of the Company.

NAME                                                           AGE                       POSITION
---------------------------------------------------------      ---      ------------------------------------------
Bryan C. Cressey.........................................          47   Chairman of the Board of Directors
Timothy L. Burfield......................................          48   President and Chief Executive Officer
Charles R. Wallace.......................................          48   Vice President--Finance, Chief Financial
                                                                        Officer, Treasurer and Secretary
Michael B. Freedman......................................          30   Vice President--Business Development
J. Jeffrey Gephart.......................................          45   Vice President--National Sales

    BRYAN C. CRESSEY has been Chairman of the Board of the Company since December 1993. In 1993, Mr. Cressey co-founded and became a principal of Golder, Thoma, Cressey, Rauner, Inc. and for the past fifteen years he has been a general partner of Golder, Thoma, Cressey, Rauner L.P. Golder, Thoma, Cressey, Rauner, Inc. and Golder, Thoma, Cressey, Rauner L.P. are private equity investing firms. Golder, Thoma, Cressey, Rauner, Inc. is the general partner of GTCR IV, L.P., which is the general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. Mr. Cressey serves on various boards of directors, including Cable Design Technologies Corporation and Paging Network Inc. Mr. Cressey is a graduate of the University of Washington (B.A.), Harvard Law School (J.D.) and Harvard Business School (M.B.A.).

    TIMOTHY L. BURFIELD is a founder of the Company and has served as the President and Chief Executive Officer and as a director of the Company since December 1993. Mr. Burfield was the Secretary of the Company from December 1993 to September 1996. From February 1988 to July 1993, Mr. Burfield was Chairman, President and Chief Executive Officer of Abbey Pharmaceutical Services, Inc., a leading provider of long-term care pharmacy services and medical equipment. Prior to that time, Mr. Burfield held a variety of executive positions with Abbey Healthcare Group, Inc., Medical Services Company of ARA Services and American Hospital Supply Corporation. Mr. Burfield had more than 19 years of experience in the health care field prior to forming the Company. Mr. Burfield is a graduate of Villanova University (B.A.).

    CHARLES R. WALLACE has served as the Vice President--Finance, Chief Financial Officer and Treasurer of the Company since September 1995 and has served as the Secretary since September 1996. From December 1993 to February 1995, Mr. Wallace was the Corporate Controller of Household International, Inc., a consumer finance and banking organization, and from 1989 to 1993, he was Executive Vice President and Chief Operating Officer of Hamilton Investments, Inc., a securities and investment firm. Mr. Wallace is a certified public accountant and is a graduate of the University of Illinois (B.S.).

    MICHAEL B. FREEDMAN is the Vice President--Business Development of the Company and has served in that capacity since August 1994. From August 1994 to September 1995, Mr. Freedman also served as the Company's acting Chief Financial Officer. From April 1993 to August 1994, Mr. Freedman was an associate at Golder, Thoma, Cressey, Rauner, Inc. From April 1992 to April 1993, Mr. Freedman was the President of Stadium Promotions, Inc., a sports marketing company and from February 1991 to April 1992, Mr. Freedman was the Controller of Power Conversion, Inc., a battery manufacturer. Mr. Freedman is a certified public accountant and is a graduate of Dartmouth College (B.A.) and the Stern School of Business, New York University (M.B.A.).

    J. JEFFREY GEPHART is the Vice President--National Sales of the Company and has served in that capacity since January 1995. From May 1990 until January 1995, Mr. Gephart held various positions at Abbey Pharmaceuticals, Inc., including most recently Vice President--Sales. Mr. Gephart had over 17 years of sales and marketing experience in the long-term care industry when he joined the Company, including sales management positions with General Medical Corporation, Continental Health Affiliates, Nutrition Technology Corporation and Kimberly Clark Corporation. Mr. Gephart is a licensed nursing home administrator and is a graduate of Purdue University (B.S.).

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock was initially offered to the public on November 13, 1996 at a price of $15.00 per share and commenced trading on the Nasdaq National Market on that date under the symbol AMCI. Prior to November 13, 1996, the Company's Common Stock was not listed or traded in any organized market system. The following table sets forth, for the year ended December 31, 1996, the high and low sale prices per share for the Common Stock, as reported on the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                                                               HIGH        LOW
                                                                             ---------  ---------
Fourth Quarter (from November 13, 1996)....................................  $   18.25  $   15.25

    On March 21, 1997, the last sale price of the Common Stock as reported on the Nasdaq National Market was $12.25 per share. As of March 21, 1997, there were approximately 40 holders of record of the Company's Common Stock. This figure does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage houses and banks.

    Other than the one-time mandatory preferential distribution of $20.8 million paid to the Company's principal stockholder out of the net proceeds of the Company's initial public offering, the Company has not declared or paid any cash dividends on, or made any other distribution with respect to, its Common Stock since its formation and does not currently intend to declare or pay any cash dividends on its Common Stock, but intends to retain future earnings for reinvestment in its business. Any future determination by the Company to pay cash dividends on its Common Stock will be at the discretion of the Board of Directors of the Company and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. Under the terms of the Company's Credit Agreement, AMC Regional Holdings, Inc. (a wholly-owned subsidiary of the Company and the direct or indirect parent of all of the Company's operating subsidiaries other than Good Samaritan Supply) may not pay dividends to the Company prior to June 30, 1997 in an aggregate amount in excess of $700,000. Consequently, the Company's ability to pay dividends is restricted.

    During 1996, the Company sold the following securities that were not registered under the Securities Act of 1933, as amended (excluding such sales previously reported by the Company in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996):

    On October 15, 1996, the Company issued 482.7 shares of Class B Common Stock (33,620 shares of Common Stock as reclassified) to Joseph F. Dellantonio as partial payment for the acquisition of certain assets of Joseph F. Dellantonio, Inc. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, no public sale having been involved. No underwriters were involved in the foregoing sale of securities.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data of the Company for the years ended December 31, 1992 and 1993 and the period from January 1, 1994 to August 2, 1994, have been derived from the financial statements of Gatti LTC Services, Inc. (the Company's predecessor company, which includes the combined results of operations of G.S.H.C., Inc. and the Contract Services Division of Louis F. Gatti, Inc.). The selected consolidated financial data of the Company for the year ended June 30, 1995, the six months ended December 31, 1995, and the year ended December 31, 1996 have been derived from the Company's audited financial statements.

                                                      PREDECESSOR(1)
                                             ---------------------------------               THE COMPANY(2)
                                                                   PERIOD FROM  -----------------------------------------
                                                                   JANUARY 1,                 SIX MONTHS
                                                                     1994 TO    YEAR ENDED       ENDED       YEAR ENDED
                                                                    AUGUST 2,    JUNE 30,    DECEMBER 31,   DECEMBER 31,
                                               1992       1993        1994         1995         1995(3)         1996
                                             ---------  ---------  -----------  -----------  -------------  -------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................  $   6,515  $   9,099   $   6,917    $  24,793     $  27,347      $  82,027
Cost of revenues...........................      4,700      6,824       4,963       17,896        19,559         58,807
                                             ---------  ---------  -----------  -----------  -------------  -------------
Gross profit...............................      1,815      2,275       1,954        6,897         7,788         23,220
Selling, general and administrative
  expenses.................................      1,301      1,760       1,315        5,663         6,275         19,605
Nonrecurring charges(4)....................     --         --          --           --            --              3,019
                                             ---------  ---------  -----------  -----------  -------------  -------------
Operating income...........................        514        515         639        1,234         1,513            596
Interest expense...........................        135        162          78        1,001         1,053          2,741
Other (income) expense.....................     --              4      --             (171)         (210)           (84)
Minority interest..........................     --         --          --               43            (5)           (89)
                                             ---------  ---------  -----------  -----------  -------------  -------------
Income (loss) before income taxes and
  extraordinary item.......................        379        349         561          361           675         (1,972)
Provision for income taxes.................         97        143          24          269           379            162
                                             ---------  ---------  -----------  -----------  -------------  -------------
Income (loss) before extraordinary item....        282        206         537           92           296         (2,134)
Write off of deferred financing costs, net
  of income tax benefit of $404............     --         --          --           --            --                437
                                             ---------  ---------  -----------  -----------  -------------  -------------
Net income (loss)..........................  $     282  $     206   $     537    $      92     $     296      $  (2,571)
                                             ---------  ---------  -----------  -----------  -------------  -------------
                                             ---------  ---------  -----------  -----------  -------------  -------------
Income (loss) per share before
  extraordinary item.......................                                      $    0.02     $    0.05      $   (0.29)
Extraordinary item per share...............                                         --            --                .06
                                                                                -----------  -------------  -------------
Net income (loss) per share................                                      $    0.02     $    0.05      $   (0.35)
                                                                                -----------  -------------  -------------
                                                                                -----------  -------------  -------------
Weighted average shares outstanding........                                          6,098         6,467          7,311

------------------------------

(1) Represents results of operations of Gatti LTC Services Inc., which was acquired by the Company on August 2, 1994.

(2) The Company was formed in November 1993 by management and an investment fund affiliated with Golder, Thoma, Cressey, Rauner, Inc. and commenced operations with the acquisition of Gatti LTC Services, Inc. on August 2, 1994.

(3) Effective December 14, 1995, the Board of Directors of the Company elected to change the year-end of the Company for financial reporting and tax purposes from June 30 to December 31.

(4) Represents (a) a noncash, nonrecurring charge of $2.5 million (with no tax benefit) related to (i) the sale of 310,208 shares of Common Stock of the Company to certain directors and officers at a price less than the initial public offering price of the Common Stock on November 13, 1996, and (ii) the conversion of options to purchase shares of common stock of certain subsidiaries into options to purchase 146,635 shares of Common Stock of the Company at a weighted average exercise price less than the initial public offering price of the Common Stock on November 13, 1996, (b) a charge of $0.3 million ($0.2 million net of tax) related to the termination of a professional services agreement with an affiliate of the Company's principal stockholder and (c) a charge of $0.2 million ($0.1 million net of tax) related to special bonuses paid to management in connection with the Company's initial public offering.

    The selected consolidated financial data presented below at December 31, 1992, 1993, 1994, 1995 and 1996 and for each of the years then ended have been derived from the financial data presented in the preceding table. The financial data have been reformatted in order to facilitate a better analytical review and to correspond to future reporting periods.

                                                               PREDECESSOR                         THE COMPANY
                                                    ---------------------------------  -----------------------------------
                                                                          PERIOD FROM   PERIOD FROM
                                                    YEARS ENDED DECEMBER  JANUARY 1,     AUGUST 3,    YEARS ENDED DECEMBER
                                                            31,             1994 TO       1994 TO             31,
                                                    --------------------   AUGUST 2,   DECEMBER 31,   --------------------
                                                      1992       1993        1994          1994         1995       1996
                                                    ---------  ---------  -----------  -------------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues........................................  $   6,515  $   9,099   $   6,917     $   8,091    $  44,049  $  82,027
  Cost of revenues................................      4,700      6,824       4,963         5,991       31,464     58,807
                                                    ---------  ---------  -----------  -------------  ---------  ---------
  Gross profit....................................      1,815      2,275       1,954         2,100       12,585     23,220
  Selling, general and administrative expenses....      1,301      1,760       1,315         1,909       10,029     19,605
  Nonrecurring charges(1).........................     --         --          --            --           --          3,019
                                                    ---------  ---------  -----------  -------------  ---------  ---------
  Operating income................................        514        515         639           191        2,556        596
  Interest expense................................        135        162          78           292        1,762      2,741
  Other (income) expense..........................     --              4      --               (69)        (312)       (84)
  Minority interest...............................     --         --          --                 6           32        (89)
                                                    ---------  ---------  -----------  -------------  ---------  ---------
  Income (loss) before income taxes and
    extraordinary item............................        379        349         561           (38)       1,074     (1,972)
  Provision (benefit) for income taxes............         97        143          24           (21)         669        162
                                                    ---------  ---------  -----------  -------------  ---------  ---------
  Income (loss) before extraordinary item.........        282        206         537           (17)         405     (2,134)
  Write off of deferred financing costs, net of
    income tax benefit of $404....................     --         --          --            --           --            437
                                                    ---------  ---------  -----------  -------------  ---------  ---------
  Net income (loss)...............................  $     282  $     206   $     537     $     (17)   $     405  $  (2,571)
                                                    ---------  ---------  -----------  -------------  ---------  ---------
                                                    ---------  ---------  -----------  -------------  ---------  ---------
  Income (loss) per share before extraordinary
    item..........................................                                                    $    0.06  $   (0.29)
  Extraordinary item per share....................                                                       --            .06
                                                                                                      ---------  ---------
  Net income (loss) per share.....................                                                    $    0.06  $   (0.35)
                                                                                                      ---------  ---------
                                                                                                      ---------  ---------
  Weighted average shares outstanding.............                                                        6,467      7,311

BALANCE SHEET DATA (AT PERIOD END):
  Working capital (deficit).......................  $    (149) $     221   $     216     $   3,517    $   9,540  $  38,494
  Total assets....................................      3,369      3,955       5,240        16,965       44,997    113,298
  Long-term debt, excluding current portion.......        435        530         264         8,071       23,505      6,087
  Stockholders' equity............................        462        668       1,205         5,596       14,573     92,999

------------------------

(1) Represents (a) a noncash, nonrecurring charge of $2.5 million(with no tax benefit) related to (i) the sale of 310,208 shares of Common Stock of the Company to certain directors and officers at a price less than the initial public offering price of the Common Stock on November 13, 1996, and (ii) the conversion of options to purchase shares of common stock of certain subsidiaries into options to purchase 146,635 shares of Common Stock of the Company at a weighted average exercise price less than the initial public offering price of the Common Stock on November 13, 1996, (b) a charge of $0.3 million ($0.2 million net of tax) related to the termination of a professional services agreement with an affiliate of the Company's principal stockholder and (c) a charge of $0.2 million ($0.1 million net of tax) related to special bonuses paid to management in connection with the Company's initial public offering.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As the Company and its predecessor, which was acquired on August 2, 1994, have had various fiscal year-ends during the past three years the Company has reformatted the selected consolidated financial data of the Company and its predecessor to years ended December 31 in order to facilitate a better analytical review and to correspond to future reporting periods.

    The following table sets forth for the periods indicated certain information derived from the Company's reformatted results of operations expressed as a percentage of revenues for such periods:

                                                                           PERCENTAGE OF REVENUES
                                                                       -------------------------------
                                                                          YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1994       1995       1996
                                                                       ---------  ---------  ---------
Revenues.............................................................      100.0%     100.0%     100.0%
Cost of revenues.....................................................       73.0       71.4       71.7
                                                                       ---------  ---------  ---------
Gross profit.........................................................       27.0       28.6       28.3
Selling, general and administrative expenses.........................       21.5       22.8       23.9
Nonrecurring charges.................................................     --         --            3.7
                                                                       ---------  ---------  ---------
Operating income.....................................................        5.5        5.8        0.7
Interest expense.....................................................        2.5        4.0        3.3
Other (income) expense...............................................       (0.5)      (0.7)      (0.1)
Minority interest....................................................     --            0.1       (0.1)
                                                                       ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item.............        3.5        2.4       (2.4)
Provision for income taxes...........................................     --            1.5        0.2
                                                                       ---------  ---------  ---------
Income (loss) before extraordinary item..............................        3.5        0.9       (2.6)
Extraordinary item...................................................     --         --            0.5
                                                                       ---------  ---------  ---------
Net income (loss)....................................................        3.5%       0.9%      (3.1)%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Revenues for the year ended December 31, 1996 increased to $82.0 million from $44.0 million for the comparable 1995 period. Of the $38.0 million increase, $28.7 million was due to acquisitions and $9.3 million was due to internal growth. The Company defines "internal growth" to consist of increased market penetration in existing markets, fold-in acquisitions in established areas that are assimilated into existing operations, start-up facilities in new areas in states where the Company was already established, and sales of new products and services to existing customers.

    Gross profit for the year ended December 31, 1996 was $23.2 million compared to $12.6 million for the comparable 1995 period, an increase of $10.6 million. Gross profit as a percentage of revenues decreased to 28.3% for the year ended December 31, 1996 from 28.6% for the comparable 1995 period. The decrease in gross profit as a percentage of revenues was primarily the result of the full period effect of Medicaid reimbursement adjustments in the latter half of 1995 (which resulted in lower reimbursement rates for certain products), certain pharmaceutical cost increases and the relative margin of companies acquired during 1996.

    Selling, general and administrative expenses for the year ended December 31, 1996 (exclusive of nonrecurring charges of $3.0 million) were $19.6 million compared to $10.0 million for the comparable 1995 period, an increase of $9.6 million. Selling, general and administrative expenses (exclusive of nonrecurring charges) as a percentage of revenues were 23.9% for the year ended December 31, 1996 compared to 22.8% for the year ended December 31, 1995. The increase in total selling, general and administrative expenses in absolute dollars was primarily the result of acquisitions completed in 1996, the full period effect of acquisitions completed in 1995, the increased amortization of goodwill ($0.4 million) associated with the acquired companies, and the full period effect of the expansion of the Company's corporate office staff in the latter half of 1995 to support the Company's growth.

    In 1996 the Company incurred a noncash, nonrecurring compensation charge of $2.5 million (with no related tax benefit) related to (a) the sale in September 1996 of 310,208 shares of Common Stock of the Company to certain directors and officers at a price less than the initial public offering price of the Common Stock on November 13, 1996 and (b) the conversion in August 1996 of options to purchase shares of common stock of certain subsidiaries into options to purchase 146,635 shares of Common Stock of the Company at a weighted average exercise price less than the initial public offering price of the Common Stock on November 13, 1996. In addition, in November 1996 the Company incurred a charge of $0.3 million ($0.2 million net of tax) related to the termination of a professional services agreement with an affiliate of the Company's principal stockholder and a charge of $0.2 million ($0.1 million net of tax) related to special bonuses paid to management in connection with the Company's initial public offering.

    Operating income for the year ended December 31, 1996 was $0.6 million compared to $2.6 million for the comparable 1995 period. The decrease in operating income reflects the noncash and nonrecurring charges and increased operating expenses. Operating income as a percentage of revenues, excluding the noncash and nonrecurring charges, decreased to 4.4% for the year ended December 31, 1996 from 5.8% for the comparable 1995 period.

    Interest expense of $2.7 million for the year ended December 31, 1996 increased by $1.0 million over interest expense for the year ended December 31, 1995, primarily as a result of higher debt levels throughout most of 1996 incurred to fund acquisitions. The Company used approximately $46.1 million in net proceeds raised in its initial public offering in November and December, 1996 to repay substantially all of its long-term debt outstanding at that time.

    In March 1996 the Company recorded an extraordinary item in the amount of $0.4 million (net of an income tax benefit of $0.4 million) reflecting the write-off of deferred financing charges in connection with the refinancing of the Company's credit facility.

    The Company's effective tax rates for 1996 and 1995 differ from the federal statutory rate principally as a result of state income taxes and the nondeductibility of certain acquisition costs and, in 1996, the non-cash nonrecurring compensation charge.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994
  (PREDECESSOR COMPANY PRIOR TO AUGUST 3, 1994)

    The results of operations for the year ended December 31, 1994 include the results of operations of the Company's predecessor company, Gatti LTC Services, Inc., through August 2, 1994, its acquisition date by the Company, and the results of the Company from August 3, 1994 through December 31, 1994.

    Revenues for the year ended December 31, 1995 increased to $44.0 million from $15.0 million for the year ended December 31, 1994. Of this $29.0 million increase, $24.9 million was attributable to acquisitions and $4.1 million was attributable to internal growth.

    Gross profit for the year ended December 31, 1995 was $12.6 million compared to $4.1 million for the year ended December 31, 1994, which represents an increase of $8.5 million. Gross profit as a percentage of revenues increased to 28.6% for the year ended December 31, 1995 from 27.0% for the year ended December 31, 1994. The increase in gross profit as a percentage of revenues was primarily the result of acquisitions of companies with higher gross margins and more favorable reimbursement rates in the states in which such acquired companies operate. The effect was partially offset by the acquisition of certain retail pharmacy operations that typically operate at a lower gross margin.

    Selling, general and administrative expenses for the year ended December 31, 1995 were $10.0 million compared to $3.2 million for the year ended December 31, 1994 representing an increase of $6.8 million. Selling, general and administrative expenses as a percentage of revenues increased to 22.8% for the year ended December 31, 1995 from 21.5% for the year ended December 31, 1994. The increase in total selling, general and administrative expenses is primarily the result of increased amortization of goodwill and increased ongoing professional fees associated with the acquired companies and expenses associated with the formation of the Company, including the hiring of management personnel and the establishment of the corporate office.

    Operating income for the year ended December 31, 1995 was $2.6 million compared to $0.8 million for the year ended December 31, 1994. The increase in operating income reflects the effect of increased revenues, achieved both through acquisitions and internal growth, as well as the improvement in the Company's gross profit margin. Operating income as a percentage of revenues increased to 5.8% for the year ended December 31, 1995 from 5.5% for the year ended December 31, 1994.

    Interest expense of $1.8 million for the year ended December 31, 1995 increased by $1.4 million over interest expense for the year ended December 31, 1994, primarily as a result of higher debt levels related to acquisitions.

    The Company's effective tax rates for 1995 and 1994 differ from the federal statutory rate principally as a result of state income taxes and the nondeductibility of certain acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

    In November and December 1996, the Company completed an initial public offering of 6,160,550 shares of Common Stock at $15.00 per share, generating net proceeds of $83.2 million (after underwriting discount and offering expenses). The proceeds were used to (a) make a one-time preferential distribution of $20.8 million to the Company's principal shareholder, (b) to repay long-term debt, and accrued interest thereon, of $46.1 million, (c) to make an additional investment of $2.0 million in Good Samaritan Supply, which was then used to repay a portion of its long-term debt, and (d) to make a payment of $0.5 million to the Company's principal shareholder for accrued management fees and the termination of a management agreement. The remaining proceeds of approximately $14.0 million will be used to fund business acquisitions and for other general corporate purposes.

    The Company's principal cash requirements to date have been to fund acquisitions, to provide working capital to support internal growth and for capital expenditures.

    Net cash provided (used) by operating activities was $(0.5) million, $0.2 million and $(2.0) million for the years ended December 31, 1994, 1995 and 1996, respectively. The net use of cash for the year ended December 31, 1996 was primarily attributable to an increase in accounts receivable related to internal sales growth and slower payments at certain of the Company's operating subsidiaries.

    Net cash used in investing activities was $12.4 million, $22.8 million and $26.0 million for the years ended December 31, 1994, 1995 and 1996, respectively. The majority of these expenditures were related to the acquisitions completed in the respective periods, including the acquisition of the predecessor company, along with capital expenditures. Capital expenditures were $0.3 million, $0.7 million and $1.6 million for the years ended December 31, 1994, 1995 and 1996, respectively. The capital expenditures for the year ended December 31, 1996 increased as a result of leasehold improvements at three locations, and increases in transportation equipment, computer equipment, equipment leased to customers and medication carts used in locations served.

    The Company's wholly-owned subsidiary, AMC Regional Holdings, Inc., has a Credit Agreement which provides for maximum borrowings in the aggregate of $25.0 million, consisting of a $10.0 million revolving line of credit and a $15.0 million revolving acquisition loan facility. At AMC Regional Holdings, Inc.'s option, the maximum borrowings under the Credit Agreement can be increased by $25.0 million to

$50.0 million, consisting of a $4.0 million increase to the revolving line of credit and a $21.0 million increase to the revolving acquisition loan facility. Borrowings under the revolving line of credit are limited to specified percentages of eligible inventories and accounts receivable. At December 31, 1996, the Company had no borrowings outstanding under the Credit Agreement. The revolving line of credit terminates on March 15, 2002, and the revolving acquisition loan facility converts to a term loan on March 15, 1998 and thereafter matures on March 31, 2002. The Credit Agreement provides for interest to be paid on amounts outstanding at varying rates, depending on the applicable facility under the Credit Agreement and whether certain financial ratio tests are met. The Credit Agreement also provides for a 0.5% annual commitment fee on the unused portion of the revolving line of credit and acquisition loan facility ($25.0 million at December 31, 1996). Obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company's wholly-owned subsidiary, AMC Regional Holdings, Inc., as well as by a pledge by the Company of all of the issued and outstanding common stock of AMC Regional Holdings, Inc.

    On June 21, 1996, Good Samaritan Supply entered into a credit agreement providing for maximum borrowings in the aggregate of $15.0 million, consisting of a $5.0 million revolving line of credit, a $5.0 million revolving acquisition loan facility and a $5.0 million term loan (the "Good Samaritan Supply Credit Agreement"). At December 31, 1996, total borrowings under the Good Samaritan Supply Credit Agreement were $4.0 million. The revolving line of credit terminates on June 21, 2001. The revolving acquisition loan facility converts to a term loan on the earlier of (i) June 21, 1998 and (ii) the date on which (x) Good Samaritan Supply has obtained term loans in an aggregate principal amount of $5.0 million and (y) the aggregate principal amount outstanding under the revolving acquisition loan facility is $5.0 million, and thereafter matures on June 21, 2001. The term loan matures on June 21, 2001. The Good Samaritan Supply Credit Agreement contains various provisions and covenants under which Good Samaritan Supply has agreed to maintain certain financial ratios, including interest expense coverage, fixed charge coverage, maximum leverage and minimum operating income (all as defined in the Good Samaritan Supply Credit Agreement). At December 31, 1996, Good Samaritan Supply did not meet these financial ratios. In March 1997, the Company, Good Samaritan Supply and the bank agreed that (a) the bank would establish a new set of financial covenants for 1997 and future periods and terminate the revolving acquisition loan facility and (b) the Company (or the other stockholder of Good Samaritan Supply) would invest $2.5 million in Good Samaritan Supply in May 1997, which amount will be used to repay amounts outstanding under the revolving line of credit and term loan. Amounts repaid at that time under the term loan will remain available to Good Samaritan Supply to reborrow through December 31, 1998.

    The Company's acquisition strategy will require significant capital resources and, as a result, the Company may need to incur additional indebtedness. To pursue its acquisition strategy, the Company also may need to issue, in public and private transactions, equity or debt securities, the terms of which will depend on market and other conditions. Capital is needed not only for acquisitions, but also for the effective integration, operation and expansion of existing businesses. The Company believes that cash generated from operations and funds available under the Credit Agreement, as well as funds available to Good Samaritan Supply under the Good Samaritan Supply Credit Agreement, will be adequate to support the foreseeable capital requirements of the Company and its subsidiaries through 1998, although a large acquisition or a number of smaller acquisitions may require funds in excess of such availability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               PAGE
                                                                                                             ---------
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN MEDSERVE CORPORATION

Report of Independent Auditors.............................................................................         23
Independent Auditors' Report...............................................................................         24
Consolidated Balance Sheets at December 31, 1995 and 1996..................................................         25
Consolidated Statements of Operations for the year ended June 30, 1995, the six months ended December 31,
  1995 and the year ended December 31, 1996................................................................         26
Consolidated Statements of Stockholders' Equity for the year ended June 30, 1995, the six months ended
  December 31, 1995 and the year ended December 31, 1996...................................................         27
Consolidated Statements of Cash Flows for the year ended June 30, 1995, the six months ended December 31,
  1995 and the year ended December 31, 1996................................................................         28
Notes to Consolidated Financial Statements.................................................................         29

G.H.S.C., INC. AND THE CONTRACT SERVICES DIVISION OF LOUIS F. GATTI, INC. (PREDECESSOR COMPANY)

Report of Independent Auditors.............................................................................         42
Combined Balance Sheets as of December 31, 1993 and August 2, 1994.........................................         43
Combined Statements of Income for the year ended December 31, 1993 and for the period beginning January 1,
  1994 and ended August 2, 1994............................................................................         44
Combined Statements of Stockholders' Equity for the year ended December 31, 1993 and for the period
  beginning January 1, 1994 and ended August 2, 1994.......................................................         45
Combined Statements of Cash Flows for the year ended December 31, 1993 and for the period beginning January
  1, 1994 and ended August 2, 1994.........................................................................         46
Notes to Combined Financial Statements.....................................................................         47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Except for information regarding the Company's executive officers included in Part I of this Form 10-K, the information required under this Item is set forth in the Company's 1997 Proxy Statement which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required under this Item is set forth in the Company's 1997 Proxy Statement which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required under this Item is set forth in the Company's 1997 Proxy Statement which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this Item is set forth in the Company's 1997 Proxy Statement which in incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements

    The 1996 Consolidated Financial Statements of the Company are included in
Part II, Item 8.

    (a) (2) Financial Statement Schedules

 SCHEDULE                                                                                   PAGE
  NUMBER                                    DESCRIPTION                                    NUMBER
-----------  --------------------------------------------------------------------------  -----------
      VIII   Valuation and Qualifying Accounts.........................................         S-1

    All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K.

    (a) (3) Exhibits

    See Index to Exhibits at page E-1 of this Form 10-K.

    (b) Reports on Form 8-K

    During the quarter ended December 31, 1996, the Company did not file any Report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMERICAN MEDSERVE CORPORATION

Date: March 29, 1997                        By:      /s/ TIMOTHY L. BURFIELD
------------------------------------------------------------------

                                                   Timothy L. Burfield
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ BRYAN C. CRESSEY
------------------------------  Chairman of the Board of      March 29, 1997
       Bryan C. Cressey           Directors

                                President, Chief Executive
   /s/ TIMOTHY L. BURFIELD        Officer and Director
------------------------------    (Principal Executive        March 29, 1997
     Timothy L. Burfield          Officer)

                                Vice President--Finance
    /s/ CHARLES R. WALLACE        and Chief Financial
------------------------------    Officer (Principal          March 29, 1997
      Charles R. Wallace          financial and accounting
                                  officer)

    /s/ JAMES H.S. COOPER
------------------------------  Director                      March 29, 1997
      James H.S. Cooper

    /s/ CHARLES C. HALBERG
------------------------------  Director                      March 29, 1997
      Charles C. Halberg

     /s/ LEE M. MITCHELL
------------------------------  Director                      March 29, 1997
       Lee M. Mitchell

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Medserve Corporation

    We have audited the accompanying consolidated balance sheets of American Medserve Corporation as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Williamson Drug Company, Inc., a subsidiary of the Company, for the period from August 11, 1994 (Date of Acquisition) to June 30, 1995, which statements reflect total revenues of $4,566,490. Such statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Williamson Drug Company, Inc. is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medserve Corporation as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the year ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             ERNST & YOUNG LLP

Chicago, Illinois
March 19, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Williamson Drug Company, Inc.
Harrisonburg, Virginia

    We have audited the balance sheet of Williamson Drug Company, Inc. as of June 30, 1995, and the related statements of income, changes in stockholders' equity and cash flows for the period beginning August 11, 1994 and ending June 30, 1995, not included separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positon of Williamson Drug Company, Inc. as of June 30, 1995, and the results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

                                             S.B. HOOVER & COMPANY

Harrisonburg, Virginia
September 15, 1995

                         AMERICAN MEDSERVE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31
                                                                                             ---------------------
                                                                                               1995        1996
                                                                                             ---------  ----------
ASSETS
Current assets:
  Cash and cash equivalents................................................................  $   1,437  $   17,382
  Accounts receivable, less allowance of $473 and $1,457 at December 31, 1995 and 1996,
    respectively...........................................................................      8,403      20,768
  Due from related parties.................................................................         44       2,036
  Inventories..............................................................................      3,939       7,708
  Income taxes receivable..................................................................     --             975
  Prepaid expenses and other...............................................................        294       1,999
                                                                                             ---------  ----------
Total current assets.......................................................................     14,117      50,868

Equipment, net.............................................................................      2,084       5,509
Excess of cost over net assets acquired, less accumulated amortization of $782 and $2,150
  at December 31, 1995 and 1996, respectively..............................................     27,829      54,174
Deferred financing costs, less accumulated amortization of $206 and $251 at December 31,
  1995 and 1996, respectively..............................................................        871       1,897
Other assets...............................................................................         96         850
                                                                                             ---------  ----------
Total assets...............................................................................  $  44,997  $  113,298
                                                                                             ---------  ----------
                                                                                             ---------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................  $   2,170  $    6,635
  Current portion of long-term debt........................................................      1,191       2,844
  Accrued expenses.........................................................................      1,133       2,672
  Current obligations under capital leases.................................................         83         223
                                                                                             ---------  ----------
Total current liabilities..................................................................      4,577      12,374

Long-term debt, less current portion.......................................................     23,477       5,800
Long-term obligations under capital leases, less current portion...........................         28         287
Minority interest..........................................................................      2,168       1,197
Deferred income taxes......................................................................        174         641

Stockholders' equity:
  Common stock:
    Common stock, $.01 par value; 30,000,000 shares authorized; 12,000,464 shares issued
      and outstanding at December 31, 1996.................................................     --             120
    Class A--$.01 par value, 56,500 shares issued and outstanding at December 31, 1995.....          1      --
    Class B--$.01 par value; 7,714 shares issued and outstanding at December 31, 1995......     --          --
  Additional paid-in capital...............................................................     14,219      95,491
  Retained earnings (deficit)..............................................................        388      (2,183)
  Notes receivable from stockholders.......................................................        (35)       (429)
                                                                                             ---------  ----------
Total stockholders' equity.................................................................     14,573      92,999
                                                                                             ---------  ----------
Total liabilities and stockholders' equity.................................................  $  44,997  $  113,298
                                                                                             ---------  ----------
                                                                                             ---------  ----------

                            See accompanying notes.

                         AMERICAN MEDSERVE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SIX MONTHS
                                                                          YEAR ENDED     ENDED       YEAR ENDED
                                                                           JUNE 30    DECEMBER 31   DECEMBER 31
                                                                             1995         1995          1996
                                                                          ----------  ------------  ------------
Revenues................................................................  $   24,793   $   27,347    $   82,027
Cost of revenues........................................................      17,896       19,559        58,807
                                                                          ----------  ------------  ------------
Gross profit............................................................       6,897        7,788        23,220
Selling, general, and administrative expenses...........................       5,663        6,275        19,605
Nonrecurring charges....................................................      --           --             3,019
                                                                          ----------  ------------  ------------
Operating income........................................................       1,234        1,513           596

Other (expense) income:
  Interest expense......................................................      (1,001)      (1,053)       (2,741)
  Minority interest.....................................................         (43)           5            89
  Other, net............................................................         171          210            84
                                                                          ----------  ------------  ------------
                                                                                (873)        (838)       (2,568)
                                                                          ----------  ------------  ------------
Income (loss) before income taxes and extraordinary item................         361          675        (1,972)
Provision for income taxes..............................................         269          379           162
                                                                          ----------  ------------  ------------
Income (loss) before extraordinary item.................................          92          296        (2,134)
Write off of deferred financing costs, net of tax benefit of $404.......      --           --               437
                                                                          ----------  ------------  ------------
Net income (loss).......................................................  $       92   $      296    $   (2,571)
                                                                          ----------  ------------  ------------
                                                                          ----------  ------------  ------------
Income (loss) per share:
  Before extraordinary item.............................................  $      .02   $      .05    $    (0.29)
  Extraordinary item....................................................      --           --              (.06)
                                                                          ----------  ------------  ------------
Net income (loss) per share.............................................  $      .02   $      .05    $    (0.35)
                                                                          ----------  ------------  ------------
                                                                          ----------  ------------  ------------
Shares used in computing net income (loss) per share....................   6,098,041    6,466,476     7,311,129
                                                                          ----------  ------------  ------------
                                                                          ----------  ------------  ------------

                            See accompanying notes.

                         AMERICAN MEDSERVE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           COMMON STOCK
                                           -----------------------------------------------------------------------------
                                                 COMMON STOCK                  CLASS A                   CLASS B
                                           -------------------------   -----------------------   -----------------------
                                                              PAR                       PAR                       PAR
                                              SHARES         VALUE       SHARES        VALUE       SHARES        VALUE
                                           -------------   ---------   -----------   ---------   -----------   ---------
Balance at July 1, 1994..................       --            --           --        $  --           --        $  --
Sale of shares to Class A stockholder....       --            --           565,000          6        --           --
Sale of shares to officer................       --            --           --           --            78,671          1
Capital contributions from Class A
  stockholder............................       --            --           --           --           --           --
Net income...............................       --            --           --           --           --           --
                                           -------------   ---------   -----------   ---------   -----------   ---------
Balance at June 30, 1995.................                                  565,000          6         78,671          1
Capital contributions from Class A
  stockholder............................       --            --           --           --           --           --
Forfeiture of Class B shares.............       --            --           --           --            (1,530)     --
Reverse stock split, one-for-ten.........       --            --          (508,500)        (5)       (69,427)        (1)
Net income...............................       --            --           --           --           --           --
                                           -------------   ---------   -----------   ---------   -----------   ---------
Balance at December 31, 1995.............       --            --            56,500          1          7,714      --
Capital contributions from Class A
  stockholder............................                                  --           --           --           --
Forfeiture of Class B shares.............       --            --           --           --              (737)     --
Issuance of Common Stock in exchange for
  the minority interest of acquired
  businesses.............................        794,581          8        --           --           --           --
Conversion of options to acquire common
  stock of subsidiary companies to
  options to acquire shares of Common
  Stock..................................       --            --           --           --           --           --
Sale of Common Stock to directors and
  officers...............................        310,208          3        --           --           --           --
Issuance of Common Stock for purchase of
  a business.............................         33,620      --           --           --           --           --
Initial public offering of Common
  Stock..................................      6,160,550         62        --           --           --           --
Preferential distribution to Class A
  stockholder............................       --            --           --           --           --           --
Issuance of Common Stock in satisfaction
  of remaining preferential distribution
  rights of Class A stockholder..........        280,289          3        --           --           --           --
Reclassification of each Class A and
  Class B share to 69.65 shares of Common
  Stock (See Note 10)....................      4,421,216         44        (56,500)        (1)        (6,977)     --
Net loss.................................       --            --           --           --           --           --
                                           -------------   ---------   -----------   ---------   -----------   ---------
Balance at December 31, 1996.............     12,000,464   $    120        --        $  --           --        $  --
                                           -------------   ---------   -----------   ---------   -----------   ---------
                                           -------------   ---------   -----------   ---------   -----------   ---------


                                                               NOTES
                                            ADDITIONAL      RECEIVABLE       RETAINED          TOTAL
                                              PAID-IN          FROM          EARNINGS      STOCKHOLDERS'
                                              CAPITAL      STOCKHOLDERS      (DEFICIT)        EQUITY
                                           -------------   -------------   -------------   -------------
Balance at July 1, 1994..................  $    --         $    --         $    --         $    --
Sale of shares to Class A stockholder....         5,644         --              --                5,650
Sale of shares to officer................            69             (35)        --                   35
Capital contributions from Class A
  stockholder............................         6,750         --              --                6,750
Net income...............................       --              --                   92              92
                                           -------------          -----    -------------   -------------
Balance at June 30, 1995.................        12,463             (35)             92          12,527
Capital contributions from Class A
  stockholder............................         1,750         --              --                1,750
Forfeiture of Class B shares.............       --              --              --              --
Reverse stock split, one-for-ten.........             6         --              --              --
Net income...............................       --              --                  296             296
                                           -------------          -----    -------------   -------------
Balance at December 31, 1995.............        14,219             (35)            388          14,573
Capital contributions from Class A
  stockholder............................         8,350         --              --                8,350
Forfeiture of Class B shares.............       --              --              --              --
Issuance of Common Stock in exchange for
  the minority interest of acquired
  businesses.............................         7,223         --              --                7,231
Conversion of options to acquire common
  stock of subsidiary companies to
  options to acquire shares of Common
  Stock..................................           100         --              --                  100
Sale of Common Stock to directors and
  officers...............................         2,820            (394)        --                2,429
Issuance of Common Stock for purchase of
  a business.............................           500         --              --                  500
Initial public offering of Common
  Stock..................................        83,097         --              --               83,159
Preferential distribution to Class A
  stockholder............................       (20,772)        --              --              (20,772)
Issuance of Common Stock in satisfaction
  of remaining preferential distribution
  rights of Class A stockholder..........            (3)        --              --              --
Reclassification of each Class A and
  Class B share to 69.65 shares of Common
  Stock (See Note 10)....................           (43)        --              --              --
Net loss.................................       --              --               (2,571)         (2,571)
                                           -------------          -----    -------------   -------------
Balance at December 31, 1996.............  $     95,491    $       (429)   $     (2,183)   $     92,999
                                           -------------          -----    -------------   -------------
                                           -------------          -----    -------------   -------------

                            See accompanying notes.

                         AMERICAN MEDSERVE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        SIX MONTHS
                                                                          YEAR ENDED       ENDED       YEAR ENDED
                                                                            JUNE 30     DECEMBER 31   DECEMBER 31
                                                                             1995          1995           1996
                                                                          -----------  -------------  ------------
OPERATING ACTIVITIES....................................................
Net income (loss).......................................................   $      92     $     296     $   (2,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Provision for doubtful accounts.......................................          50            97            581
  Depreciation..........................................................         275           272            895
  Amortization..........................................................         504           432          1,222
  Write off of deferred financing costs.................................      --            --                841
  Nonrecurring compensation expense.....................................      --            --              2,485
  Minority interest.....................................................          43            (5)           (89)
  Deferred income taxes.................................................          68           138             12
Changes in operating assets and liabilities:
    Accounts receivable.................................................      (1,509)         (272)        (3,742)
    Inventories.........................................................        (304)         (289)        (1,072)
    Income taxes receivable.............................................      --            --               (925)
    Prepaid expenses and other..........................................        (136)         (168)        (1,210)
    Accounts payable and accrued expenses...............................         448          (793)         1,598
                                                                          -----------  -------------  ------------
Net cash used in operating activities...................................        (469)         (292)        (1,975)

INVESTING ACTIVITIES
Capital expenditures....................................................        (375)         (423)        (1,579)
Advances to related parties, net........................................        (127)            3           (215)
Acquisition of entities, net of cash acquired...........................     (28,411)       (5,605)       (24,226)
                                                                          -----------  -------------  ------------
Net cash used in investing activities...................................     (28,913)       (6,025)       (26,020)

FINANCING ACTIVITIES
Proceeds from (repayments of) revolving line of credit, net.............       1,300         2,700         (4,000)
Proceeds from long-term debt............................................      18,000         4,000         36,500
Repayments of long-term debt and capital lease obligations..............        (250)       (1,222)       (57,304)
Repayment of note payable...............................................      --              (500)        --
Advance to affiliate....................................................      --            --               (500)
Capital contributions...................................................      12,435         1,750          8,350
Proceeds from initial public offering--net..............................      --            --             83,159
Sale of common stock....................................................      --            --                 45
Preferential distribution to Class A stockholder........................      --            --            (20,772)
Fees paid for financing arrangements....................................        (903)         (174)        (1,538)
                                                                          -----------  -------------  ------------
Net cash provided by financing activities...............................      30,582         6,554         43,940
                                                                          -----------  -------------  ------------
Net increase in cash and cash equivalents...............................       1,200           237         15,945
Cash and cash equivalents, beginning of period..........................      --             1,200          1,437
                                                                          -----------  -------------  ------------
Cash and cash equivalents, end of period................................   $   1,200     $   1,437     $   17,382
                                                                          -----------  -------------  ------------
                                                                          -----------  -------------  ------------

Supplemental disclosure of cash flow information and noncash investing and financing activities
  Notes payable issued in acquisitions..................................   $     500     $  --         $    2,228
  Sale of common stock in exchange for notes receivable.................      --            --                394
  Equipment acquired under capital leases...............................          42        --                281
  Common stock issued in an acquisition.................................      --            --                500
  Common stock issued to former minority owners.........................      --            --              7,231
  Cash paid during the period for income taxes..........................         139           395            679
  Cash paid during the period for interest..............................         907         1,108          2,781

                            See accompanying notes.

                         AMERICAN MEDSERVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. DESCRIPTION OF BUSINESS

    American Medserve Corporation (the Company) purchases, repackages and dispenses pharmaceuticals to patients or residents in its client long-term care facilities and provides such facilities with related consultant pharmacist and information services, including formulary management, automated medical record-keeping, drug therapy evaluation and assistance with regulatory compliance. The Company also provides infusion therapy, parenteral and enteral nutrition therapy, inhalation and respiratory therapy and wound care management services, as well as medical supplies and devices. The Company was formed in November 1993 and began operations on August 2, 1994 with the acquisition of G.S.H.C., Inc. and the Contract Services Division of Louis F. Gatti, Inc. (Gatti LTC Services, Inc.), the combined predecessor company through the Company's wholly owned subsidiary, AMC Regional Holdings, Inc. (Regional Holdings).

    Effective December 14, 1995, the Board of Directors of the Company elected to change the year-end of the Company for financial reporting and tax purposes from June 30 to December 31.

2. ACQUISITIONS

    On August 11, 1994, the Company acquired 90.0% of the stock of Williamson Drug Company, Inc. (WDC) based in Harrisonburg, Virginia, for cash of $2,520, including expenses. The Company may be required to make additional payments aggregating up to $3,000 contingent upon increases in operating income for each of the years ended June 30, 1995 through June 30, 1999. No contingent payments were made during the year ended June 30, 1995 or the six months ended December 31, 1995 and $103 was paid during the year ended December 31, 1996.

    On March 9, 1995, the Company acquired substantially all of the assets of Nihan & Martin, Inc., based in Rockford, Illinois, for cash of $9,942, including expenses. The seller retained approximately 15.8% of the stock of Nihan & Martin, Inc.

    On April 15, 1995, the Company acquired substantially all of the assets of Extended Care Associates, Inc. located in Lynchburg, Virginia, for cash of $1,200, including expenses, and approximately 3.0% of the stock of WDC.

    On April 17, 1995, the Company acquired substantially all of the assets of Dixon Pharmacy, Inc., based in Dixon, Illinois, for cash of $3,734, including expenses. The seller retained approximately 20.0% of the stock of Dixon Pharmacy, Inc.

    During the year ended June 30, 1995, the Company also acquired substantially all of the assets of two other less significant companies for cash of $1,509 and a $500 note payable.

    On August 3, 1995, the Company acquired substantially all of the assets of Sterling Healthcare Services, Inc. (Sterling), based in Shreveport, Louisiana for cash of $5,650, including expenses. The seller retained approximately 20.0% of the stock of Sterling Healthcare Services, Inc.

    On May 8, 1996, the Company acquired substantially all of the assets of Pharmed, Inc., based in Alexandria, Louisiana, and Pharmed of Baton Rouge, Inc., based in Baton Rouge, Louisiana, for cash of $6,613, including expenses. The seller retained approximately 20.0% of the stock in each of these companies.

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. ACQUISITIONS (CONTINUED)
    On August 5, 1996, the Company acquired substantially all of the assets of Royal Care of America, Inc., based in Malta, New York, for cash of $7,937, including expenses, and a convertible note for $2,000 (see Note 6).

    During the year ended December 31, 1996, the Company completed seven other less significant acquisitions for cash of $2,011, including expenses, notes payable to sellers aggregating $228 and 33,620 shares of the Company's Common Stock. The Company may be required to make additional payments aggregating up to $533 contingent upon increases in operating income for one of the acquired companies. No contingent payments were made during the year ended December 31, 1996.

    Each acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price for each respective acquisition was allocated to the respective net assets acquired based on the estimated fair market values at the respective acquisition dates. Obligations related to contingent payments will be reflected as increases to excess of cost over net assets acquired in the period in which it is probable the contingencies will be resolved. The consolidated statements of operations include the results of operations of each acquired entity from the effective date of the respective acquisition. All of the businesses acquired provide substantially similar products and services as the Company.

    In August 1996, the Company elected to convert the minority interests retained by the former owners of the acquired businesses (Retained Stock) into shares of the Company's Common Stock. In connection therewith, the Company issued 794,581 shares of Common Stock based upon a conversion formula as defined in each of the respective acquisition agreements. The fair value of the shares at the date of issuance was $9.10 per share. The conversion of the Retained Stock was accounted for using the purchase method of accounting and resulted in additional excess of cost over net assets acquired of $4,488.

    On April 30, 1996, the Company acquired a 40% equity interest in Good Samaritan Supply Services, Inc. (Good Samaritan) for cash of $6,000. On November 18, 1996, the Company acquired an additional 10.1% equity interest in Good Samaritan for cash of $2,000. Prior to November 18, 1996, the investment was accounted for using the equity method of accounting. Beginning on November 18, 1996, the Company began consolidating the results of Good Samaritan. The difference between the Company's cost of its investments in Good Samaritan and its 50.1% interest in the net assets of Good Samaritan ($4,606) is classified as excess of cost over net assets acquired. This amount will be finalized upon the completion of a review of the Good Samaritan operations acquired and a determination of how they will be integrated with the Company's operations. This review may result in an adjustment to the excess of cost over net assets acquired. The Company does not believe that the adjustment, if any, will have a material effect on the results of operations of the Company.

    In connection with the acquisition of the 40% equity interest in Good Samaritan, the Company, Good Samaritan and the other shareholder of Good Samaritan, entered into a shareholders' agreement. Among other things, the shareholders' agreement contains provisions whereby the other shareholder has an option to convert the shares of Good Samaritan held by it (limited, prior to April 30, 1999, to 10% of the total outstanding shares of Good Samaritan) into shares of the Company's Common Stock. The shareholders' agreement also contains provisions whereby the other shareholder may demand that the Company purchase any or all shares of Good Samaritan held by the other shareholder in excess of 10% of the total outstanding shares of Good Samaritan (the Good Samaritan Put). The Good Samaritan Put becomes effective after April 1, 1999. In addition, the Company has an option whereby it may demand that the other

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. ACQUISITIONS (CONTINUED)
shareholder sell any or all shares of Good Samaritan held by the other shareholders in excess of 10% of the total outstanding shares of Good Samaritan (the Company Call Option). The Company Call Option becomes effective after April 1, 2001. The purchase price for additional purchases of Good Samaritan stock pursuant to the shareholders' agreement is based on estimated fair value as determined pursuant to a formula agreed to by the Company and Good Samaritan's other shareholder. The formula, based upon several factors, is designed to calculate a price based on the relative fair value of Good Samaritan to the total fair value of the Company at the date of purchase. While the formula is intended to approximate fair value at the date of additional purchase(s), the actual fair value at that date may differ from the amount calculated pursuant to the formula. All additional purchases shall be accounted for using the purchase method of accounting.

    Unaudited pro forma data as though the Company had completed its initial public offering and used the net proceeds therefrom to repay approximately $46.1 million of outstanding indebtedness and had purchased all of the above businesses at the beginning of each of the fiscal periods are set forth below:

                                                                    SIX MONTHS
                                                      YEAR ENDED      ENDED       YEAR ENDED
                                                        JUNE 30    DECEMBER 31   DECEMBER 31
                                                         1995          1995        1996(A)
                                                      -----------  ------------  ------------
Revenues............................................   $ 107,641    $   56,249    $  123,171
Income (loss) before extraordinary item.............       1,002           657          (508)
Net income (loss)...................................       1,002           657          (945)
Income (loss) per share before extraordinary item...         .08           .05          (.04)
Net income (loss) per share.........................         .08           .05          (.08)

    (a) Includes nonrecurring charges of $3,019 ($2,806 after tax) (see Note 9) which had the effect of reducing net income per share by $0.23.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. The Company's 40% equity investment in Good Samaritan from April 30, 1996 to November 17, 1996 is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

    Accounting estimates are an integral part of the consolidated financial statements prepared by Company management and are based on management's current judgments. These judgments are based on knowledge and experience about past and current events and on assumptions about future events. The Company will accrue for estimated liabilities when the financial impact is probable and can be estimated by management. Actual results could differ from those estimates.

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH EQUIVALENTS

    Cash equivalents, which include financial instruments with an original maturity of three months or less, are carried at cost which approximates market.

REVENUE RECOGNITION

    Revenue is recognized when the products or services are provided to the Company's customers and is generally based on the amount invoiced. As significant portions of the Company's revenues are paid through various departments of public aid (Medicaid) and Medicare programs and are subject to adjustments by the programs, the Company monitors its receivables and reports such revenue at the net realizable amounts expected to be received from these programs.

INVENTORIES

    Inventories, which consist principally of pharmaceuticals and medical supplies, are stated at the lower of cost (first in, first out basis) or market.

EQUIPMENT

    Equipment, including capitalized leases and leasehold improvements, is stated at cost, less accumulated depreciation and amortization. Equipment is being depreciated or amortized using either straight-line or accelerated methods based on the estimated useful lives of the assets or the lease terms, as appropriate.

    Equipment acquired through business combinations is stated at fair value at the date of acquisition.

EXCESS OF COST OVER NET ASSETS ACQUIRED

    Excess of cost over net assets acquired is being amortized using the straight-line method over a period of 40 years. The Company has established a policy whereby it will evaluate the recoverability of the excess of cost over net assets acquired on a periodic basis utilizing undiscounted net cash flows of the acquired entities. In management's opinion, no impairment of value of the excess of cost over net assets acquired existed at December 31, 1996.

DEFERRED FINANCING COSTS

    Deferred financing costs are being amortized over the term of the related debt using the straight-line method.

INCOME TAXES

    The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include accounts receivable, accounts payable, accrued expenses, stockholders' notes receivable and debt. The fair value of all financial instruments were not materially different from their carrying values.

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION EXPENSE

    The Company recognizes stock-based compensation expense based on the excess of the estimated fair value of the stock on the measurement date, which is the grant date for stock options and the issue date for other employee stock issuances, over the exercise price of options granted or shares issued to employees.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This statement encourages companies to record compensation costs for stock options to employees on the date of grant based on the fair value of these options. Alternatively, it allows companies to continue to measure compensation based on the difference between the option exercise price and the fair market value on the date of grant. The Company has elected to continue measuring compensation under Accounting Principle Board Opinion No. 25.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common shares outstanding, which gives retroactive effect to the stock splits and stock reclassification described in Note 10. Common stock sold at prices below the initial public offering price of the Company's Common Stock and stock options issued during the 12-month period prior to the Company's initial public offering are included as if they were outstanding for all periods presented using the treasury stock method.

RECLASSIFICATION

    Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

4.  EQUIPMENT

    Equipment consists of the following:

                                                                                DECEMBER 31
                                                                            --------------------
                                                                              1995       1996
                                                                            ---------  ---------
Furniture, fixtures, and equipment........................................  $   1,913  $   4,994
Leasehold improvements....................................................        204        763
Transportation equipment..................................................        362        717
Equipment under capital lease.............................................        164        809
                                                                            ---------  ---------
                                                                                2,643      7,283
Accumulated depreciation and amortization.................................       (559)    (1,774)
                                                                            ---------  ---------
                                                                            $   2,084  $   5,509
                                                                            ---------  ---------
                                                                            ---------  ---------

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1995       1996
                                                                             ---------  ---------
Accrued professional fees..................................................  $     337  $     641
Accrued compensation.......................................................        541      1,263
Accrued interest...........................................................         46        214
Other accrued expenses.....................................................        209        554
                                                                             ---------  ---------
                                                                             $   1,133  $   2,672
                                                                             ---------  ---------
                                                                             ---------  ---------

6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1995       1996
                                                                           ---------  ---------
Revolving lines of credit................................................  $   4,000  $     200
Acquisition loan.........................................................     13,722     --
Term loan................................................................      6,861      3,786
Convertible note.........................................................     --          2,000
Notes payable to former owners, 7.0% to 8.5%.............................     --          1,608
Other long-term debt.....................................................         85      1,050
                                                                           ---------  ---------
                                                                              24,668      8,644
Less: Current portion....................................................      1,191      2,844
                                                                           ---------  ---------
                                                                           $  23,477  $   5,800
                                                                           ---------  ---------
                                                                           ---------  ---------

CREDIT AGREEMENT

    Amounts outstanding at December 31, 1995 under the revolving line of credit, acquisition loan, and term loan were borrowed by Regional Holdings under a credit agreement with two banks. On March 22, 1996, Regional Holdings refinanced the amounts then outstanding ($24,583) with the same two banks. The new Credit Agreement provides for maximum borrowings in the aggregate of $50,000, consisting of a $10,000 revolving line of credit, a $15,000 revolving acquisition loan facility, and a $25,000 term loan (the Credit Agreement). The Credit Agreement also provides for a $500 letter of credit facility under which $100 was outstanding at December 31, 1996. The revolving acquisition loan facility expires on March 15, 1998 and any amounts outstanding under this facility convert to a term loan on that date. Outstanding commitments for the revolving line of credit and the term loans expire on March 15, 2002. The Credit Agreement is collateralized by substantially all of the assets of Regional Holdings and its wholly-owned subsidiaries. In addition, all issued and outstanding common stock of Regional Holdings is pledged by the Company to secure the debt obligations. As a result of the refinancing of the credit agreement, Regional Holdings wrote off unamortized deferred financing costs of $841 at March 22, 1996, resulting in an extraordinary charge of $437, net of taxes, and capitalized the financing costs associated with the new Credit Agreement. On November 18, 1996, the Company repaid all amounts then outstanding under the

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6.  LONG-TERM DEBT (CONTINUED)
Credit Agreement ($40,950) with a portion of the proceeds of its initial public offering. At December 31, 1996 no amounts are outstanding under the Credit Agreement; Regional Holdings has $9,900 available under the revolving line of credit and $15,000 available under the revolving acquisition loan facility.

    The interest rates initially established under the credit agreements were the lead bank's floating rate, defined as the higher of the bank's corporate base rate or the federal funds' rate plus one half of 1%, plus an applicable floating rate margin (as defined within the credit agreements). At Regional Holding's option, Regional Holding can convert the interest rate to the London Interbank Borrowing Rate (LIBOR), plus an applicable Eurodollar rate margin (as defined within the credit agreements). The floating rate margin and Eurodollar rate margin used to establish the effective interest rates decrease as Regional Holding's leverage ratio (as defined in the credit agreements) declines. Interest is generally payable on a quarterly basis at a minimum.

    The interest rate on the revolving line of credit was 9.25% at December 31, 1995. Borrowings under the revolving line of credit are limited to specified percentages of eligible inventories and accounts receivable, as defined within the Credit Agreement. The interest rate under the acquisition loan was LIBOR (5.67% at December 31, 1995) plus 2.75%. The interest rate under the term loan was LIBOR (5.69% at December 31, 1995) plus 2.75%. The LIBOR rate in effect for both the acquisition and term loans represents the LIBOR rate on the date Regional Holdings elected its option to convert from the bank's floating rate. The Credit Agreement also provides for a 0.50% commitment fee on the unused portion of the revolving line of credit and the acquisition line.

    The Credit Agreement contains various provisions and covenants, which include restrictions on Regional Holding's ability to pay dividends and to incur additional indebtedness, limitation on future capital expenditures, restrictions on the disposition of property, and restrictions on the issuance and repurchase of capital stock. Regional Holdings has also agreed to maintain certain financial ratios, including interest expense coverage, fixed charge coverage, maximum leverage, and minimum operating income (all as defined within the Credit Agreement).

GOOD SAMARITAN CREDIT AGREEMENT

    On June 21, 1996, Good Samaritan entered into an agreement with a bank (the Good Samaritan Credit Agreement), which provided for maximum borrowings in the aggregate of $15,000, consisting of a $5,000 revolving line of credit, a $5,000 revolving acquisition loan facility and a $5,000 term loan. The revolving line of credit terminates on June 21, 2001. The term loan matures on June 21, 2001. The Good Samaritan Credit Agreement is collateralized by substantially all of the assets of Good Samaritan and its subsidiaries. In conjunction with the Good Samaritan Credit Agreement, all issued and outstanding common stock of Good Samaritan was pledged by its stockholders (including the 50.1% equity interest of the Company) to secure the debt obligations. The Good Samaritan Credit Agreement also provides for a $500 letter of credit facility.

    The interest rates initially established under the Good Samaritan Credit Agreement is the bank's floating rate, defined as the higher of the bank's prime rate and the federal funds' rate plus one half of 1%, plus an applicable floating rate margin, as defined in the Good Samaritan Credit Agreement. At Good Samaritan's option, Good Samaritan can convert the interest rate to LIBOR, plus an applicable Eurodollar margin, as defined in the Good Samaritan Credit Agreement. The floating rate and Eurodollar margin

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6.  LONG-TERM DEBT (CONTINUED)
used to establish the effective interest rates decrease as Good Samaritan's leverage ratio (as defined in the Good Samaritan Credit Agreement) declines. The Good Samaritan Credit Agreement also provides for a 0.50% commitment fee on the unused portion of the Credit Agreement. Interest is payable on a monthly basis for floating rate margin loans and on a quarterly basis, at a minimum, for Eurodollar margin loans.

    The interest rate on the revolving line of credit is 8.29% at December 31, 1996. Borrowings under the revolving line of credit are limited to specified percentages of eligible inventories and accounts receivable, as defined within the Good Samaritan Credit Agreement. Good Samaritan had $2,706 available under the revolving line of credit at December 31, 1996. The weighted average interest rate on the term loan is LIBOR (5.68% at December 31, 1996) plus 2.75%. Good Samaritan had $1,214 available under the term loan and $5,000 available under the revolving acquisition loan facility at December 31, 1996. The Good Samaritan Credit Agreement also provides for a 0.50% commitment fee on the unused portion of the total credit facility.

    The Good Samaritan Credit Agreement contains various provisions and covenants which include restrictions on Good Samaritan's ability to pay dividends and to incur additional indebtedness, limitations on future capital expenditures, restrictions on the disposition of property, and restrictions on the issuance and repurchase of capital stock. In addition, Good Samaritan has agreed to maintain certain financial ratios, including interest expense coverage, fixed charge coverage, maximum leverage and minimum operating income (all as defined in the Good Samaritan Credit Agreement). At December 31, 1996, Good Samaritan did not meet these financial ratios. In March 1997, the Company, Good Samaritan and the bank agreed that (a) the bank would establish a new set of financial covenants for 1997 and future periods and terminate the revolving acquisition loan facility and (b) the Company (or the other stockholder of Good Samaritan) would invest $2,500 in Good Samaritan in May 1997, which amount will be used to repay amounts outstanding under the revolving line of credit and term loan. Amounts repaid at that time under the term loan will remain available to Good Samaritan to reborrow through December 31, 1998. As a result of the agreement, $1,300 of the term loan has been included in the current portion of long-term debt at December 31, 1996.

CONVERTIBLE NOTE PAYABLE

    The convertible note was issued by the Company in August 1996 in connection with the acquisition of a business. In January 1997, the holders of the convertible note exchanged the note, and accrued interest thereon, for 88,318 shares of Common Stock of the Company and replacement promissory notes aggregating $951, which are due on July 31, 1999 and bear interest at 8.75%.

    Future maturities of long-term debt as of December 31, 1996 are as follows:

1997................................................................  $   2,844
1998................................................................      1,243
1999................................................................      2.667
2000................................................................        762
2001 and thereafter.................................................      1,128
                                                                      ---------
                                                                      $   8,644
                                                                      ---------
                                                                      ---------

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

7. COMMITMENTS AND CONTINGENTS

    The Company leases certain property and equipment under various noncancelable operating and capital leases. These leases contain various terms and provide for renewal at prevailing market rates.

    Future minimum lease payments for noncancelable operating and capital leases having an initial term of more than one year as of December 31, 1996, are as follows:

                                                                            OPERATING     CAPITAL
                                                                             LEASES       LEASES
                                                                           -----------  -----------
1997.....................................................................   $   1,709    $     293
1998.....................................................................       1,284          149
1999.....................................................................         894           83
2000.....................................................................         579           68
2001.....................................................................         285           12
                                                                           -----------       -----
                                                                            $   4,751          605
Less: Amounts representing interest......................................                      (95)
                                                                                             -----
Capital lease obligations................................................                      510
Less: Current portion....................................................                     (223)
                                                                                             -----
                                                                                         $     287
                                                                                             -----
                                                                                             -----

    In conjunction with certain of the acquisitions, subsidiaries of the Company entered into noncancelable operating lease agreements for office and facility space with their former owners, who are now stockholders of the Company. Future minimum lease payments included in the above table relating to these agreements are $379, $387, $429, $416 and $241 for the years ending December 31, 1997, 1998, 1999, 2000 and 2001, respectively.

    Rent expense amounted to $302, $382 and $1,206 for the year ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996, respectively, of which approximately $69, $85, and $176 respectively, related to the leases entered into with stockholders of the Company.

8. INCOME TAXES

    The provision (benefit) for income taxes, including the income tax benefit of the extraordinary item, consists of the following:

                                                                       SIX MONTHS
                                                                     ENDED DECEMBER    YEAR ENDED
                                                       YEAR ENDED          31          DECEMBER 31
                                                      JUNE 30 1995        1995            1996
                                                      -------------  ---------------  -------------
Current:
  Federal...........................................    $     105       $     140       $    (187)
  State.............................................           95             100             (67)
                                                            -----           -----           -----
                                                              200             240            (254)
Deferred............................................           69             139              12
                                                            -----           -----           -----
                                                        $     269       $     379       $    (242)
                                                            -----           -----           -----
                                                            -----           -----           -----

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

8. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1995       1996
                                                                           ---------  ---------
Deferred tax liabilities:
  Amortization of excess of cost over net assets acquired................  $    (343) $    (836)
  Other..................................................................        (95)      (293)
                                                                           ---------  ---------
Total deferred tax liabilities...........................................       (438)    (1,129)
Deferred tax assets:
  Net operating loss carryforwards.......................................     --            749
  Accruals and reserves..................................................        216        686
  Other..................................................................         48         72
  Valuation allowance....................................................     --           (430)
                                                                           ---------  ---------
Total deferred tax assets................................................        264      1,077
                                                                           ---------  ---------
Net deferred tax liabilities.............................................  $    (174) $     (52)
                                                                           ---------  ---------
                                                                           ---------  ---------

    As of December 31, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $1,400 and $3,400, respectively, which expire in the years 2010 and 2011, if not used.

    A reconciliation of the income tax provision (benefit) computed at the federal statutory tax rate compared to the reported income tax provision (benefit) is as follows:

                                                                       SIX MONTHS
                                                                     ENDED DECEMBER    YEAR ENDED
                                                       YEAR ENDED          31         DECEMBER 31
                                                      JUNE 30 1995        1995            1996
                                                      -------------  ---------------  ------------
Income tax at statutory rate........................         34.0%           34.0%          (34.0)%
State income taxes, net of federal tax benefit......         19.8            12.4            (4.0)
Nondeductible goodwill amortization.................          7.6             6.5             2.3
Other nondeductible expenses........................          4.1             0.7            30.0
Minority interest...................................          4.1            (0.3)         --
Other...............................................          4.9             2.8            (2.9)
                                                              ---             ---     ------------
                                                             74.5%           56.1%           (8.6)%
                                                              ---             ---     ------------
                                                              ---             ---     ------------

9. NONRECURRING CHARGES

    During 1996, the Company recorded (a) a noncash charge of $2,385 (with no tax benefit) related to the sale of Common Stock to certain directors and members of management (see Note 10), (b) a noncash charge of $101 (with no tax benefit) related to the conversion of options to purchase shares of common stock of certain subsidiary companies into options to purchase shares of Common Stock of the Company (see Note 12), (c) a charge of $288 ($173 net of tax) related to the termination of a professional services agreement with an affiliate of the Company's principal stockholder (see Note 13) and (d) a charge of $245

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

9. NONRECURRING CHARGES (CONTINUED)
($146 net of tax) related to special bonuses paid to management in connection with the Company's initial public offering.

10. STOCKHOLDERS' EQUITY

    Prior to November 1996, the Company had shares of Class A and Class B common stock authorized, issued and outstanding. In November 1996, the Company adopted an Amended and Restated Certificate of Incorporation, pursuant to which (a) the Company authorized 30,000,000 shares of a new class of common stock, $.01 par value (Common Stock) and (b) each previously issued and outstanding share of the Company's Class A common stock and Class B common stock was reclassified as
69.65 shares of such newly-authorized Common Stock. Retroactive effect has been given to this reclassification in the Company's financial statements commencing June 30, 1996. Unless specified otherwise, all references to shares, income
(loss) per share and stock option data have been restated to reflect this reclassification. Class A common stock and Class B common stock were substantially identical, except the holders of Class A common stock were entitled to a liquidation preference in the amount of original cost plus a 7.2% annual yield thereon.

    In November and December 1996, the Company issued 6,160,550 shares of Common Stock at $15.00 per share in connection with an initial public offering. Of the $83,159 in net proceeds raised in the initial public offering, $20,772 was used to pay the former Class A shareholder a portion of the liquidation preference on the Class A common stock. The remaining liquidation preference ($4,205) was satisfied by issuing 280,289 shares of Common Stock to the former Class A shareholder.

    In September 1996, the Company sold 310,208 shares of Common Stock to certain directors and members of management for a purchase price of $1.41 per share. The Company received cash proceeds of $45 and $394 of demand notes receivable in connection with this sale. The demand notes bear interest at the "corporate base rate" of a specified bank. The fair value of the shares at the date of issuance was $2,823. The difference between the purchase price and the fair value of the shares, ($2,385), was recorded as a noncash nonrecurring compensation expense in 1996.

    In August 1996, the Company elected to convert the minority interests retained by the former owners of the businesses acquired prior to that time into shares of the Company's Common Stock. In connection therewith, the Company issued 794,581 shares of Common Stock based on a conversion formula as defined in each of the respective acquisition agreements. The fair value of the Common Stock on the date of the conversion was $9.10 per share. The conversion of the minority interests was accounted for using the purchase method of accounting and resulted in additional excess cost over net assets acquired of $4,488.

    On February 13, 1996, the Board of Directors declared a ten-for-one reverse stock split of the Company's common stock. This reverse split was reflected in the financial statements as of December 31, 1995.

11.  EMPLOYEE BENEFIT PLANS

    The Company adopted profit-sharing and 401(k) plans as previously established by certain acquired businesses. The plans cover substantially all full-time employees (as defined in the plans) of the acquired businesses. Employees can elect to make pretax contributions of a percentage of their annual compensation, not to exceed IRS limitations. Certain of the plans provide for discretionary matching or profit-

                         AMERICAN MEDSERVE CORPORATION

                       (IN THOUSANDS, EXCEPT SHARE DATA)

11.  EMPLOYEE BENEFIT PLANS (CONTINUED)
sharing contributions in which participants vest over three to five years. Contributions of $23, $38 and $85 were made to these plans during the year ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996, respectively.

12.  STOCK OPTION PLANS

    During 1995, the Company approved the formation of stock option plans at certain subsidiary companies, which provide for the issuance of up to 5% of the outstanding common stock of certain of the subsidiaries to key employees of those subsidiaries. No options to purchase shares of common stock were granted during the year ended June 30, 1995 or the six months ended December 31, 1995. In June 1996, the Company granted subsidiary stock options under these plans. The exercise prices of the options were at amounts considered to be greater than the fair value of the underlying subsidiary stock.

    During 1996, the Company adopted the 1996 Stock Incentive Plan and reserved 1,150,000 shares of Common Stock for issuance under this plan. The changes to stock options related to this plan are summarized as follows:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                         NUMBER     EXERCISE
                                                                        OF SHARES     PRICE
                                                                        ---------  -----------
OUTSTANDING AT JANUARY 1, 1996........................................     --       $  --
Converted options of subsidiary plans.................................    146,635        7.31
Options granted.......................................................    170,000       15.00
Options exercised.....................................................     --          --
Options terminated or cancelled.......................................     --          --
                                                                        ---------  -----------
OUTSTANDING AT DECEMBER 31, 1996......................................    316,635   $   11.42
                                                                        ---------  -----------
Exercisable at December 31, 1996......................................     48,186   $    7.44
                                                                        ---------  -----------
                                                                        ---------  -----------

    In August 1996, the subsidiary options were converted into options to acquire an aggregate of 146,635 shares of the Company's Common Stock. The average exercise price of these options is $7.31 per share, determined based on a conversion formula. In November 1996, the Company issued non-qualified options to purchase an aggregate 170,000 shares to members of management of subsidiary companies. The options generally vest over seven years, beginning from the date of the various subsidiary acquisitions and are exercisable for a term not to exceed ten years.

    The effect of applying Statement 123's fair value method to the Company's stock options results in net loss and loss per share amounts that are not materially different from amounts reported.

13.  RELATED PARTY TRANSACTIONS

    Prior to December 1996, the principal stockholder of the Company provided strategic financial and management consulting services in conjunction with a five-year agreement for which it charged the Company a management fee. The management fee expense amounted to $33, $25 and $58 for the year ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996, respectively. In December 1996, the Company paid the principal stockholder an additional $288 to terminate this agreement.

                         AMERICAN MEDSERVE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

13. RELATED PARTY TRANSACTIONS (CONTINUED)

    Certain subsidiares of the Company purchase and sell pharmaceuticals and related medical supplies from and to entities owned by their former owners who are now stockholders of the Company, or by an affiliate of the other stockholder of Good Samaritan. Purchases of these items totaled approximately $111, $831 and $701 during the year ended June 30, 1995, the six months ended December 31, 1995, and the year ended December 31, 1996, respectively. Sales of these items totaled $285, $340, and $2,016 during the year ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996, respectively. $145 and $2,183 are included in amounts due from related parties at December 31, 1995 and 1996, respectively.

    Certain subsidiares have also entered into administrative services agreements with their former owners, who are now stockholders of the Company, whereby the entities may provide or receive certain administrative services with entities directly owned by these stockholders. Net amounts received under these agreements amounted to approximately $65 for the year ended June 30, 1995, $37 for the six months ended December 31, 1995 and $89 for the year ended December 31, 1996.

14. CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable due from Medicaid and Medicare, third-party insurance companies, and individuals in various geographic locations. Credit risks with respect to these receivables are limited due to the large number of patients comprising the Company's customer base.

15. SUBSEQUENT EVENTS

    On January 17, 1997, the Company acquired substantially all of the assets of HMIS, Inc., located in Timonium, Maryland, for cash of $10,750, including expenses. The Company may be required to make an additional payment in cash or Common Stock of the Company contingent upon the operating income of the acquired business in periods subsequent to January 31, 1997.

    On February 3, 1997, the Company acquired substantially all of the assets of Health Care Concepts, Inc., located in Greensburg, Pennsylvania, for cash of $3,650, including expenses, and a note payable to the seller of $500. The Company may be required to make an additional payment in cash aggregating $200 contingent upon operating income of the acquired business for each of the years ended January 31, 1998 and 1999.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Gatti LTC Services, Inc. (formerly
G.S.H.C., Inc. and the Contract Services
Division of Louis F. Gatti, Inc.)

    We have audited the accompanying combined balance sheets of G.S.H.C., Inc. and the Contract Services Division of Louis F. Gatti, Inc. as of December 31, 1993 and August 2, 1994, and the related combined statements of income, stockholders' equity, and cash flows for the year ended December 31, 1993, and for the period from January 1, 1994 to August 2, 1994. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of G.S.H.C., Inc. and the Contract Services Division of Louis F. Gatti, Inc. as of December 31, 1993 and August 2, 1994, and the combined results of their operations and their cash flows for the year ended December 31, 1993, and for the period from January 1, 1994 to August 2, 1994 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Chicago, Illinois
July 26, 1996

                    G.S.H.C., INC. AND THE CONTRACT SERVICES

                        DIVISION OF LOUIS F. GATTI, INC.

                            COMBINED BALANCE SHEETS

                                                                                           DECEMBER 31     AUGUST 2
                                                                                               1993          1994
                                                                                           ------------  ------------
ASSETS
Current assets:
  Cash...................................................................................   $   89,082   $      4,097
  Accounts receivable, less allowance of $102,000 as of December 31, 1993 and $112,000 as
    of August 2, 1994....................................................................    1,771,800      2,623,816
  Note receivable........................................................................       40,000         40,000
  Due from related parties...............................................................      545,242        569,740
  Inventories............................................................................      458,691        701,961
  Prepaid expenses and other.............................................................       42,179         47,464
  Income taxes receivable................................................................       29,921        --
                                                                                           ------------  ------------
    Total current assets.................................................................    2,976,915      3,987,078

Equipment, net...........................................................................      559,144        873,448
Excess of cost over net assets acquired less accumulated amortization of $46,666 as of
  December 31, 1993, and $57,277 as of August 2, 1994....................................      235,049        224,238
Intangible assets less accumulated amortization of $408,800 as of December 31, 1993 and
  $480,633 as of August 2, 1994..........................................................      175,200        145,567
Other assets.............................................................................        8,195          9,194
                                                                                           ------------  ------------
    Total assets.........................................................................   $3,954,503   $  5,239,525
                                                                                           ------------  ------------
                                                                                           ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................................   $  453,773   $    995,356
  Notes payable..........................................................................      513,260        600,588
  Notes payable to related parties.......................................................    1,209,070      1,519,033
  Accrued expenses.......................................................................      144,593        132,209
  Due to related parties.................................................................      411,072        456,339
  Current obligations under capital leases...............................................       24,191         67,167
                                                                                           ------------  ------------
    Total current liabilities............................................................    2,755,959      3,770,692

Notes payable, less current portion......................................................      356,762        145,300
Long-term obligations under capital leases, less current portion.........................       45,191         71,828
Notes payable to related parties, less current portion...................................      128,278         46,631

Stockholders' equity:
  Common stock...........................................................................        1,000          1,000
  Retained earnings......................................................................      667,313      1,204,074
                                                                                           ------------  ------------
                                                                                               668,313      1,205,074
                                                                                           ------------  ------------
    Total liabilities and stockholders' equity...........................................   $3,954,503   $  5,239,525
                                                                                           ------------  ------------
                                                                                           ------------  ------------

                            See accompanying notes.

                    G.S.H.C., INC. AND THE CONTRACT SERVICES

                        DIVISION OF LOUIS F. GATTI, INC.

                         COMBINED STATEMENTS OF INCOME

                                                                                                     PERIOD FROM
                                                                                                      JANUARY 1,
                                                                                        YEAR ENDED       1994
                                                                                       DECEMBER 31,  TO AUGUST 2,
                                                                                           1993          1994
                                                                                       ------------  ------------
Revenues.............................................................................   $9,099,103   $  6,917,522
Cost of goods sold...................................................................    6,824,265      4,963,248
                                                                                       ------------  ------------
Gross profit.........................................................................    2,274,838      1,954,274

Selling, general, and administrative expenses........................................    1,759,979      1,315,423
                                                                                       ------------  ------------
Income from operations...............................................................      514,859        638,851

Other expense:
  Interest...........................................................................      161,740         77,791
  Other, net.........................................................................        3,616        --
                                                                                       ------------  ------------
                                                                                           165,356         77,791
                                                                                       ------------  ------------
Income before provision for income taxes.............................................      349,503        561,060
Provision for income taxes...........................................................      142,713         24,299
                                                                                       ------------  ------------
Net income...........................................................................   $  206,790   $    536,761
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                            See accompanying notes.

                    G.S.H.C., INC. AND THE CONTRACT SERVICES
                        DIVISION OF LOUIS F. GATTI, INC.
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 1993, AND
             FOR THE PERIOD FROM JANUARY 1, 1994 TO AUGUST 2, 1994

                                                                          COMMON STOCK                        TOTAL
                                                                     ----------------------    RETAINED    STOCKHOLDERS'
                                                                       SHARES       COST       EARNINGS       EQUITY
                                                                     -----------  ---------  ------------  ------------
Balance at December 31, 1992.......................................       1,000   $   1,000  $    460,523   $  461,523
Net income.........................................................      --          --           206,790      206,790
                                                                          -----   ---------  ------------  ------------
Balance at December 31, 1993.......................................       1,000       1,000       667,313      668,313
Net income.........................................................      --          --           536,761      536,761
                                                                          -----   ---------  ------------  ------------
Balance at August 2, 1994..........................................       1,000   $   1,000  $  1,204,074   $1,205,074
                                                                          -----   ---------  ------------  ------------
                                                                          -----   ---------  ------------  ------------

                            See accompanying notes.

                    G.S.H.C., INC. AND THE CONTRACT SERVICES

                        DIVISION OF LOUIS F. GATTI, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                                      PERIOD FROM
                                                                                                      JANUARY 1,
                                                                                         YEAR ENDED     1994 TO
                                                                                        DECEMBER 31,   AUGUST 2,
                                                                                            1993         1994
                                                                                        ------------  -----------
OPERATING ACTIVITIES
Net income............................................................................   $  206,790    $ 536,761
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation........................................................................      134,405      108,410
  Amortization........................................................................      130,076       82,444
  Change in accounts receivable allowance.............................................       27,000       10,000
  Deferred income taxes...............................................................       15,278       --
  (Gain) loss on sale of equipment....................................................       (3,184)         627
  Changes in operating assets and liabilities:
    Accounts receivable...............................................................     (195,485)    (862,016)
    Note receivable...................................................................      (40,000)      --
    Inventories.......................................................................      (59,387)    (159,270)
    Prepaid expenses and other........................................................      (25,652)      (6,284)
    Accrued expenses..................................................................       86,594      (12,384)
    Accounts payable..................................................................     (122,104)     541,583
    Income taxes receivable...........................................................       (4,318)      29,921
                                                                                        ------------  -----------
      Net cash (used in) provided by operating activities.............................      150,013      269,792

INVESTING ACTIVITIES
Purchases of equipment................................................................     (184,127)    (253,378)
Proceeds from sale of equipment.......................................................        5,585           63
Acquisition of an institutional pharmacy..............................................       --         (212,000)
Proceeds from termination of joint venture agreement..................................       92,339       --
                                                                                        ------------  -----------
Net cash used in investing activities.................................................      (86,203)    (465,315)

FINANCING ACTIVITIES
Notes payable proceeds (payments), net................................................      335,682      (95,818)
Repayments on capital lease obligations...............................................      (10,554)     (14,413)
Due from and to related parties, net..................................................     (318,327)      20,769
Proceeds from Note payable to related party in conjunction with an acquisition........       --          200,000
                                                                                        ------------  -----------
      Net cash provided by financing activities.......................................        6,801      110,538
                                                                                        ------------  -----------
      Net increase (decrease) in cash.................................................       70,611      (84,985)
Cash at beginning of period...........................................................       18,471       89,082
                                                                                        ------------  -----------
      Cash at end of period...........................................................   $   89,082    $   4,097
                                                                                        ------------  -----------
                                                                                        ------------  -----------
Supplemental disclosure of cash flow information and noncash investing and financing activities:
  Cash paid during the year for interest..............................................   $  165,964    $  87,278
  Cash paid during the year for income taxes..........................................       41,640        4,964
  Equipment acquired under capital lease obligations..................................       67,301       84,026

                            See accompanying notes.

                    G.S.H.C., INC. AND THE CONTRACT SERVICES
                        DIVISION OF LOUIS F. GATTI, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                   FOR THE YEAR ENDED DECEMBER 31, 1993, AND
             FOR THE PERIOD FROM JANUARY 1, 1994 TO AUGUST 2, 1994

1. DESCRIPTION OF BUSINESS

    The accompanying combined financial statements include the accounts of G.S.H.C., Inc. (GSHC), and the Contract Services Division of Louis F. Gatti, Inc. (LFG), (the Companies), which are affiliated through common ownership. The accounts of LFG reflect all expenses incurred by LFG's parent on its behalf. All significant intercompany and interdivisional balances and transactions have been eliminated.

    The Companies provide pharmaceutical products, medical supplies, intravenous therapies, and related products and consulting services to patients in long-term care and assisted living facilities throughout the state of Pennsylvania.

    On August 1, 1994, Louis F. Gatti, Inc. declared a dividend of the retail division of Louis F. Gatti, to its sole stockholder. On August 2, 1994, American Medserve Corporation (AMC) acquired substantially all of the assets and liabilities of GSHC in exchange for cash of $6,500,000 and acquired 80% of the voting stock of Louis F. Gatti, Inc. for approximately $2,500,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ACCOUNTING ESTIMATES

    Accounting estimates are an integral part of the combined financial statements prepared by management of the Companies and are based on management's current judgments. These judgments are based on knowledge and experience about past and current events and on assumptions about future events. The Companies will, when determined necessary, accrue for estimated liabilities when the financial impact is probable and can be estimated by management. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenue is recognized when the products or services are provided to the Companies' customers and is generally based on the amounts invoiced. As a significant portion of the Companies' revenues are paid through the Pennsylvania Department of Public Aid (Medicaid) and Medicare programs and are subject to adjustment by the programs, the Companies monitor their receivables and report such revenue at the net realizable amounts expected to be received from these programs. At December 31, 1993 and August 2, 1994, net accounts receivable subject to adjustment under these programs amounted to approximately $772,000 and $926,000, respectively.

    INVENTORIES

    Inventories, which consist principally of pharmaceuticals and medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

    EQUIPMENT

    Equipment is stated at cost less accumulated depreciation and amortization. Equipment is being depreciated or amortized using either straight-line or accelerated methods based on the estimated useful lives of the assets or the lease term, as appropriate.

                    G.S.H.C., INC. AND THE CONTRACT SERVICES
                        DIVISION OF LOUIS F. GATTI, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                   FOR THE YEAR ENDED DECEMBER 31, 1993, AND
             FOR THE PERIOD FROM JANUARY 1, 1994 TO AUGUST 2, 1994

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Equipment acquired through business combinations accounted for as purchases is stated at fair value at the date of acquisition.

    EXCESS OF COST OVER NET ASSETS ACQUIRED

    Excess of cost over net assets acquired is being amortized using the straight-line method over a period of 20 years. GSHC has established a policy whereby it will evaluate the recoverability of the excess of cost over net assets acquired on a periodic basis utilizing undiscounted net cash flows of the acquired entity. In management's opinion, no impairment of value of the excess of cost over net assets acquired exists at December 31, 1993 or August 2, 1994.

    INTANGIBLE ASSETS

    Intangible assets are comprised primarily of noncompete agreements entered into in conjunction with the July 1990 acquisition of GSHC whereby GSHC agreed to pay to its former owners the amount of $500,000. The noncompete agreements are being amortized using the straight line method over the five year term of the agreements. Amortization expense relating to these noncompete agreements was $100,000 and $58,333 for the year ended December 31, 1993, and for the period from January 1, 1994 to August 2, 1994, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Companies' financial instruments include accounts receivable, accounts payable, accrued expenses, a note receivable, income taxes receivable, amounts due to and from related parties, and notes payable. The fair values of all financial instruments were not materially different from their carrying values.

3. ACQUISITION

    On June 14, 1994, GSHC acquired certain assets of an institutional pharmacy located in Allentown, Pennsylvania in exchange for cash of approximately $212,000. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price for the acquisition was allocated to the respective net assets acquired based on their estimated fair market values at the acquisition date. The combined statements of income include the results of operations of the acquired entity from June 14, 1994.

    Had this institutional pharmacy been acquired on January 1, 1994, revenues and operating income of the company would not have been significantly different than those presented.

                    G.S.H.C., INC. AND THE CONTRACT SERVICES
                        DIVISION OF LOUIS F. GATTI, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                   FOR THE YEAR ENDED DECEMBER 31, 1993, AND
             FOR THE PERIOD FROM JANUARY 1, 1994 TO AUGUST 2, 1994

4. EQUIPMENT

    Equipment consists of the following:

                                                                    DECEMBER 31     AUGUST 2
                                                                        1993          1994
                                                                    ------------  ------------
Equipment under capital leases....................................   $   82,000   $    166,026
Transportation equipment..........................................       75,496        103,085
Furniture, fixtures and equipment.................................      741,232      1,042,827
Leasehold improvements............................................        7,827          9,868
                                                                    ------------  ------------
                                                                        906,555      1,321,806
Accumulated depreciation and amortization.........................     (347,411)      (448,358)
                                                                    ------------  ------------
                                                                     $  559,144   $    873,448
                                                                    ------------  ------------
                                                                    ------------  ------------

    Depreciation expense and accumulated depreciation and amortization include amortization on capital lease obligations.

5. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                      DECEMBER 31    AUGUST 2
                                                                          1993         1994
                                                                      ------------  ----------
Compensation and benefits...........................................   $   79,971   $  106,152
Interest............................................................        9,487       --
Income taxes........................................................       --           20,008
Other...............................................................       55,135        6,049
                                                                      ------------  ----------
                                                                       $  144,593   $  132,209
                                                                      ------------  ----------
                                                                      ------------  ----------

6. RELATED PARTIES

    GSHC routinely receives unsecured operating advances in conjunction with a note payable arrangement with GSHC's sole stockholder. Such amounts are due on demand and bear interest at prevailing market rates. $1,193,299 and $1,229,270 were outstanding on this arrangement at December 31, 1993 and August 2, 1994, respectively.

    In conjunction with the noncompete agreements and acquisition referred to within Note 2, GSHC executed unsecured note payable arrangements totaling $237,500 with a former owner who continued to be a member of management. The notes are payable in 60 consecutive monthly payments through July, 1995. Interest is payable at the prime rate, adjusted yearly at July 1, subject to certain floors and ceilings (as defined). $144,049 and $136,394, respectively, were outstanding on these notes at December 31, 1993 and August 2, 1994.

    In conjunction with the acquisition referred to in Note 3, GSHC was advanced $200,000 via a note bearing interest at 8% per annum by the parent company of the entity which acquired GSHC on August 2,

                    G.S.H.C., INC. AND THE CONTRACT SERVICES
                        DIVISION OF LOUIS F. GATTI, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                   FOR THE YEAR ENDED DECEMBER 31, 1993, AND
             FOR THE PERIOD FROM JANUARY 1, 1994 TO AUGUST 2, 1994

6. RELATED PARTIES (CONTINUED)
1994 (Note 1). The note is secured by substantially all the assets of GHSC, as defined. The note was repaid in conjunction with the acquisition.

    The Companies routinely purchase inventory at cost from related entities. The purchases from these related entities were $104,567, and $46,813 for the year ended December 31, 1993, and for the period from January 1, 1994 to August 2, 1994, respectively.

    The Companies, along with related entities, routinely engage in intercompany advances and borrowings with funds received under the debt arrangements (Note 6) of the Companies, in addition to those entered into by related entities. These advances and borrowings bear interest at prevailing market rates. Such amounts are recorded in amounts due from and to related parties. Additionally, the Companies guaranteed the debt of certain of these related entities totaling $500,000 and $845,000 at December 31, 1993 and August 2, 1994, respectively.

    Amounts due from related parties consist of the following:

                                                                     DECEMBER 31    AUGUST 2
                                                                         1993         1994
                                                                     ------------  ----------
Gatti Medical Supply...............................................   $    2,173   $   17,700
Retail Division of Louis F. Gatti, Inc.............................      542,069      552,040
Other..............................................................        1,000       --
                                                                     ------------  ----------
                                                                      $  545,242   $  569,740
                                                                     ------------  ----------
                                                                     ------------  ----------

    The Companies, along with certain related entities (collectively, the related entities) are charged payroll expense for certain members of a common management team shared by these related entities. Those amounts calculated as payable by the Companies to another entity are included in amounts due to related parties.

    Amounts due to related parties for such payroll expenses consist of the following:

                                                                      DECEMBER 31    AUGUST 2
                                                                          1993         1994
                                                                      ------------  ----------
Gatti Medical Supply................................................   $  411,072   $  456,339
                                                                      ------------  ----------
                                                                       $  411,072   $  456,339
                                                                      ------------  ----------
                                                                      ------------  ----------

                    G.S.H.C., INC. AND THE CONTRACT SERVICES
                        DIVISION OF LOUIS F. GATTI, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                   FOR THE YEAR ENDED DECEMBER 31, 1993, AND
             FOR THE PERIOD FROM JANUARY 1, 1994 TO AUGUST 2, 1994

7. NOTES PAYABLE

    Notes payable consist of the following:

                                                                      DECEMBER 31    AUGUST 2
                                                                          1993         1994
                                                                      ------------  ----------
Notes payable to banks..............................................   $  303,381   $  232,000
Notes payable -- Noncompete agreements..............................      254,071      244,131
Notes payable -- Consulting agreement...............................      118,587       61,574
Notes payable -- Equipment loans....................................       27,872      118,738
Notes payable to others.............................................      166,111       89,445
                                                                      ------------  ----------
                                                                          870,022      745,888
Less current portion................................................      513,260      600,588
                                                                      ------------  ----------
                                                                       $  356,762   $  145,300
                                                                      ------------  ----------
                                                                      ------------  ----------

    During 1990, GSHC and its sole stockholder entered into a collateral note (Note Agreement) with their bank for a $250,000 revolving line of credit payable on demand. Interest is payable at the bank's prime rate plus 1/2 of 1%. The amounts outstanding under the Note Agreement are secured by substantially all assets of GSHC as defined. $246,000 and $232,000, respectively, were outstanding on this Note Agreement at December 31, 1993 and August 2, 1994.

    During 1993, GSHC entered into a promissory note agreement (Term Note) with its bank for $77,570, payable in 48 equal monthly installments. The Term Note bears interest at the bank's prime rate (7.25% at August 2, 1994) plus 1/2 of 1%. The Term Note is secured by substantially all the assets of GSHC and is guaranteed by its sole stockholder. $57,381 and $0, respectively, were outstanding on this Term Note at December 31, 1993 and August 2, 1994.

    During 1993, GSHC entered into unsecured promissory note agreement (Promissory Note) with a major vendor in the amount of $230,000. The Promissory Note bears interest at the prime rate plus 4%, and is payable in 18 equal monthly installments. $166,111 and $89,445, respectively, were outstanding on this Promissory Note at December 31, 1993 and August 2, 1994.

    In conjunction with the noncompete agreements and acquisition referred to within Note 2, GSHC executed unsecured note payable arrangements with these former owners totaling $512,500. The notes are payable in sixty consecutive monthly payments through July 1995. Interest is payable at the prime rate, adjusted yearly at July 1, subject to certain floors and ceilings (as defined). $254,071 and $244,131, respectively, were outstanding on these notes at December 31, 1993 and August 2, 1994.

    The Company has equipment loans with various institutions with maturity dates through 1996. Such loans bear interest at rates ranging from 8% to 11%. $27,872 and $118,738, respectively, were outstanding on these loans at December 31, 1993 and August 2, 1994.

    Notes payable include amounts due in conjunction with a consulting agreement (Note 10) and are $118,587 and $61,574 at December 31, 1993 and August 2, 1994,
respectively.

                    G.S.H.C., INC. AND THE CONTRACT SERVICES
                        DIVISION OF LOUIS F. GATTI, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                   FOR THE YEAR ENDED DECEMBER 31, 1993, AND
             FOR THE PERIOD FROM JANUARY 1, 1994 TO AUGUST 2, 1994

8. S CORPORATION ELECTION

    The stockholder of GSHC elected to be taxed as an S corporation under the provisions of the Internal Revenue Code effective July 1, 1990. The stockholder of LFG elected S Corporation treatment effective August 1, 1993. The Companies were not subject to federal income taxes after such election as the income of the Companies is included in the taxable income of its respective stockholders.

9. INCOME TAXES

    In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." LFG adopted the provisions of the new standard in its financial statements for the year ended December 31, 1992. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

    LFG files consolidated federal and state income tax returns with the Retail Division of Louis F. Gatti, Inc. For purposes of financial statement presentation, LFG's provision for income taxes has been computed as if LFG were filing federal and state income tax returns on an individual basis. Those amounts calculated as payable by LFG in excess of those due to governmental entities are recorded in amounts due from related parties (Note 7) and are $98,928 and $11,044, respectively, at December 31, 1993 and August 2, 1994.

    The provision for income taxes consists of the following:

                                                                       DECEMBER 31   AUGUST 2
                                                                           1993        1994
                                                                       ------------  ---------
Current:
  Federal............................................................   $   69,927   $      --
  State..............................................................       57,508      24,299
                                                                       ------------  ---------
                                                                           127,435      24,299
Deferred.............................................................       15,278      --
                                                                       ------------  ---------
                                                                        $  142,713   $  24,299
                                                                       ------------  ---------
                                                                       ------------  ---------

    The provision for income taxes for the year ended December 31, 1993 substantially represents the income taxes of LFG prior to LFG electing S Corporation status, as well as $15,278 of income taxes in conjunction with LFG electing such status.

    The difference between the financial statement provision for income taxes and the statutory federal income tax rate of 34% is related principally to state income taxes.

    Significant components of the Companies deferred tax assets and liabilities at December 31, 1993 are an allowance for doubtful accounts and depreciation.

                    G.S.H.C., INC. AND THE CONTRACT SERVICES
                        DIVISION OF LOUIS F. GATTI, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                   FOR THE YEAR ENDED DECEMBER 31, 1993, AND
             FOR THE PERIOD FROM JANUARY 1, 1994 TO AUGUST 2, 1994

10. CONSULTING AGREEMENT

    In conjunction with the noncompete agreements (Note 2), GSHC entered into a five year consulting agreement with a former owner. A liability has been recorded based upon the net present value of the outstanding payments discounted at 8%.

11. STOCKHOLDERS' EQUITY

    Stockholders' equity consists of the following:

                                                                    DECEMBER 31     AUGUST 2
                                                                        1993          1994
                                                                    ------------  ------------
Common stock:
  G.S.H.C., Inc., no par value; 1,000 Class A shares authorized,
    issued, and outstanding.......................................   $    1,000   $      1,000
                                                                    ------------  ------------
                                                                     $    1,000   $      1,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Retained earnings and divisional equity (deficit):
  G.S.H.C., Inc...................................................   $ (236,566)  $     75,552
  Contract Services Division of Louis F. Gatti, Inc...............      903,879      1,128,522
                                                                    ------------  ------------
                                                                     $  667,313   $  1,204,074
                                                                    ------------  ------------
                                                                    ------------  ------------

12. COMMITMENTS AND CONTINGENCIES

    The Companies lease certain property and equipment under various noncancelable operating and capital leases. These leases contain various terms and provide for renewal at prevailing market rates.

    Future minimum lease payments for noncancelable operating and capital leases are as follows:

                                                                         OPERATING    CAPITAL
                                                                          LEASES       LEASES
                                                                        -----------  ----------
1995..................................................................   $  45,894   $   66,829
1996..................................................................      34,416       60,808
1997..................................................................      11,472       28,522
1998..................................................................      --           --
1999..................................................................      --           --
                                                                        -----------  ----------
                                                                         $  91,782      156,159
                                                                        -----------
                                                                        -----------
Less: Amounts representing interest...................................                  (17,164)
                                                                                     ----------
Capital lease obligations.............................................                  138,995
Less: Current portion.................................................                  (67,167)
                                                                                     ----------
                                                                                     $   71,828
                                                                                     ----------
                                                                                     ----------

    Rent expense amounted to approximately $42,435 and $32,162 for the year ended December 31, 1993 and for the period from January 1, 1994 to August 2, 1994.

                    G.S.H.C., INC. AND THE CONTRACT SERVICES
                        DIVISION OF LOUIS F. GATTI, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                   FOR THE YEAR ENDED DECEMBER 31, 1993, AND
             FOR THE PERIOD FROM JANUARY 1, 1994 TO AUGUST 2, 1994

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LFG leases facility space from a related party. Rent expense on this lease amounted to $14,400 and $8,400 for the year ended December 31, 1993 and for the period from January 1, 1994 to August 2, 1994.

13. EMPLOYEE BENEFIT PLANS

    The Companies, along with a related entity, established a 401(k) and profit-sharing plan covering substantially all full-time employees (as defined) who have completed one year of service. Employees can elect to make pre-tax contributions of a percentage of their annual compensation not to exceed IRS limitations. All contributions by the Companies are made at the discretion of each Companies' Board of Directors. Participants cliff vest in employer contributions after completing five years of service with the Companies. Contributions of $5,225 and $3,196 were made to this plan for the year ended December 31, 1993, and for the period from January 1, 1994 to August 2, 1994, respectively.

    The Companies, with the entity noted above, also sponsor a defined benefit pension plan (Plan). During 1991, the Board of Directors of a related entity authorized the termination of the Plan, and effective December 31, 1991, the Plan was frozen. Plan participants became fully vested at this time. The Companies' recognized no curtailment loss in 1991 as a result of the Plan termination, and no gain or loss was recognized when the Plan's benefit obligation was settled in 1996.

14. CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Companies to concentrations of credit risk primarily consist of accounts receivable due from Medicaid and Medicare, third-party insurance companies, and individuals in various geographic locations. Credit risks with respect to these receivables are limited due to the large number of patients comprising each Companies' customer base.

15. JOINT VENTURE AGREEMENT

    During 1992, GSHC entered into a joint venture agreement with an unrelated party to provide pharmaceutical products and intravenous therapies to residents in long-term care and assisted living facilities in exchange for cash of $20,000. During February 1993, GSHC agreed to sell its interest in the joint venture and all related assets in exchange for cash of $92,339 and a non-interest-bearing note receivable for $40,000.

                                                                   SCHEDULE VIII

                         AMERICAN MEDSERVE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                                                --------------------------
                                                                               CHARTED TO
                                                  BALANCE AT     CHARGED TO       OTHER
                                                 BEGINNING OF     COSTS AND    ACCOUNTS--   DEDUCTIONS--   BALANCE AT
                  DESCRIPTION                       PERIOD        EXPENSES      DESCRIBE      DESCRIBE    END OF PERIOD
-----------------------------------------------  -------------  -------------  -----------  ------------  -------------
Period ended December 31, 1996:
  Allowance for Doubtful Accounts..............    $     473      $     581     $   797(1)   $    394(2)    $   1,457
Period ended December 31, 1995:
  Allowance for Doubtful Accounts..............    $     362      $      37     $    74(1)   $       --     $     473
Period ended June 30, 1995:
  Allowance for Doubtful Accounts..............    $      --      $      35     $   327(1)   $       --     $     362

------------------------

(1) Represents allowance for doubtful accounts reflected in acquisition accounting.

(2) Represents write off of accounts receivable.

                               INDEX TO EXHIBITS

 EXHIBIT   DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
    3.1    Amended and Restated Certificate of Incorporation

    3.2*   Amended and Restated By-laws

    4.1*   Specimen Common Stock Certificate

   10.1    1996 Stock Incentive Plan

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

   10.4*   Stock Option Plan for Directors and Executive and Key Employees of Nihan & Martin, Inc.

   10.5*   Stock Option Plan for Directors and Executive and Key Employees of Dixon Pharmacy, Inc.

   10.6*   Form of Subsidiary Non-Qualified Stock Option Agreement

   10.7*   Form of Subsidiary Participation Agreement

   10.8*   Senior Management Agreement, made as of December 3, 1993, between the Company and Timothy L. Burfield

   10.9*   Senior Management Agreement, made as of September 5, 1996, between the Company and Michael B. Freedman

   10.10*  Senior Management Agreement, made as of September 5, 1996, between the Company and Charles R. Wallace

   10.11*  Senior Management Agreement, made as of September 5, 1996, between the Company and J. Jeffrey Gephart

   10.12*  Director Stock Agreement, made as of September 5, 1996, between the Company and James H.S. Cooper

   10.13*  Director Stock Agreement, made as of September 5, 1996, between the Company and Charles C. Halberg

   10.14*  Director Stock Agreement, made as of September 5, 1996, between the Company and Mark A. Jerstad

   10.15*  Amended and Restated Stockholders Agreement, dated as of August 23, 1996, by and among the Company,
           Golder, Thoma, Cressey, Rauner Fund IV, L.P. (the "GTCR Fund"), Timothy L. Burfield, Michael B. Freedman,
           Charles R. Wallace, J. Jeffrey Gephart, James H.S. Cooper, Charles C. Halberg, Mark A. Jerstad, William
           J. and Mary Jane Gatti, Nelson L. Showalter, Frank R. Gelafio, Lee R. Youngberg, Ronald E. Keith, James
           Pietryga, Bruce Gerlich, Mitch Overstreet, Sterling Acquisition Partners, Inc., Pharmed, Inc., Pharmed of
           Baton Rouge, Inc., Joseph Dellantonio, Thomas C. Loftus and George E. Pepe

   10.16*  Registration Agreement, dated as of August 23, 1996, by and among the GTCR Fund, Timothy L. Burfield,
           Michael B. Freedman, Charles R. Wallace, J. Jeffrey Gephart, James H.S. Cooper, Charles C. Halberg, Mark
           A. Jerstad, William J. and Mary Jane Gatti, Nelson L. Showalter, Frank R. Gelafio, Lee R. Youngberg,
           Ronald E. Keith, James Pietryga, Bruce Gerlich, Mitch Overstreet, Sterling Acquisition Partners, Inc.,
           Pharmed, Inc., Pharmed of Baton Rouge, Inc., Joseph Dellantonio, Thomas C. Loftus and George E. Pepe

   10.17*  Agreement made and entered into as of October 9, 1996 by and between the Company and the GTCR Fund.

 EXHIBIT   DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
   10.18*  Amendment No. 1 to the Equity Purchase Agreement, made and entered into as of August 15, 1996, by and between the Company and the GTCR Fund

   10.19*  Agreement, dated as of August 15, 1996, between the Company and the GTCR Fund relating to the Additional
           GTCR Shares

   10.20*  Shareholders Agreement, dated as of April 30, 1996, by and among Good Samaritan Supply Services, Inc.,
           The Evangelical Lutheran Good Samaritan Foundation and the Company

   10.21*  Non-Competition and Marketing Assistance Agreement, made as of April 30, 1996, by and among the Company,
           Good Samaritan Supply Services, Inc., The Evangelical Lutheran Good Samaritan Foundation and The
           Evangelical Lutheran Good Samaritan Society

   10.22*  Letter Agreement, dated February 21, 1996, as amended, between the Company and Equitable Securities
           Corporation

   10.23*  Credit Agreement, dated as of March 15, 1996, among AMC Regional Holdings, Inc., the Institutions from time to time party thereto as Lenders and The First National Bank of Chicago, as Agent (the "Credit
           Agreement"). The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the Credit Agreement upon request by the Commission

   10.24*  Credit Agreement, dated as of June 21, 1996, among Good Samaritan Supply Services, Inc., the Institutions from time to time party thereto as Lenders and LaSalle National Bank, as Agent. The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to the Credit
           Agreement upon request by the Commission

   10.25*  Termination Agreement, dated as of August 15, 1996, between the Company and GTCR IV, L.P.

   10.26*  Reimbursement and Conversion Agreement between the Company and the GTCR Fund dated August 2, 1996

   10.27   Form of American Medserve Corporation Nonqualified Stock Option Agreement

   11.1    Statement re: computation of per share earnings

   21.1    Subsidiaries of the Company

   27.1    Financial Data Schedule

------------------------

* Document incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-11667), filed with the Securities and Exchange Commission on November 12, 1996.