Form 10-Q
period 1997-03-31
AMERICAN MEDSERVE CORP
filed 1997-05-14
CIK 1018411

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

 (x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                   OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------
Commission file number 000-21515

                            AMERICAN MEDSERVE CORPORATION
               (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-3925637
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

   184 SHUMAN BLVD., SUITE 200, NAPERVILLE, ILLINOIS               60563
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X     No
                                                   -----      -----
          The number of the registrant's shares of common stock outstanding as of May 13, 1997 was 12,194,603.

                            AMERICAN MEDSERVE CORPORATION

                                     FORM 10-Q

                                 TABLE OF CONTENTS


                                                                       Page No.
                                                                       -------
Part I - Financial Information

     Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets December 31, 1996 and
               March 31, 1997 . . . . . . . . . . . . . . . . . . . . .   3

             Condensed Consolidated Statements of Operations - three months ended March 31, 1996 and 1997 . . . . . . . . . . . . . .  4

             Condensed Consolidated Statements of Cash Flows - three months ended March 31, 1996 and 1997 . . . . . . . . . . . . . .  5

             Notes to Condensed Consolidated Financial Statements. . . .  6

     Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . . . . . . . . . . . . .  8


Part II - Other Information

          Item 2 - Changes in Securities . . . . . . . . . . . . . . . . 10

          Item 5 - Other Information . . . . . . . . . . . . . . . . . . 10

          Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . 11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          AMERICAN MEDSERVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                   DECEMBER 31    MARCH 31
                                                       1996         1997
                                                   -----------  ------------
                                                     (NOTE)      (UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents                        $17,382       $2,617
   Accounts receivable, net                          20,768       27,459
   Due from related parties                           2,036        1,818
   Income taxes receivable                              975          359
   Inventories                                        7,708        9,811
   Prepaid expenses and other current assets          1,999        2,027
                                                   -----------  ------------
Total current assets                                 50,868       44,091

Equipment, net                                        5,509        6,856
Excess of cost over net assets acquired, net         54,174       64,145
Deferred financing costs, net                         1,897        1,797
Other assets                                            850        1,695
                                                   -----------  ------------
Total assets                                       $113,298     $118,584
                                                   -----------  ------------
                                                   -----------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $6,635       $7,844
   Accrued expenses                                   2,672        1,712
   Current portion of long-term debt                  3,067        4,692
                                                   -----------  ------------
Total current liabilities                            12,374       14,248

Long-term debt                                        6,087        7,290
Minority interest                                     1,197        1,149
Deferred income taxes                                   641          864

Stockholders' equity
   Common Stock -- $.01 par value; 30,000,000
      shares authorized; issued and outstanding --
      12,000,464 at December 31, 1996 and
      12,088,782 at March 31, 1997                      120          121
   Other stockholders' equity                        92,879       94,912
                                                   -----------  ------------
Total stockholders' equity                           92,999       95,033
                                                   -----------  ------------
Total liabilities and stockholders' equity         $113,298     $118,584
                                                   -----------  ------------
                                                   -----------  ------------

     Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to condensed consolidated financial statements.

                          AMERICAN MEDSERVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             MARCH 31
                                                         ------------------
                                                          1996      1997
                                                         ------------------
Revenues                                                  $15,291   $34,857
Cost of revenues                                           11,100    25,354
                                                         ------------------
Gross profit                                                4,191     9,503
Selling, general and administrative expenses                3,342     8,012
                                                         ------------------
Operating income (loss)                                       849     1,491

Other (income) expenses:
   Interest expense                                           547       128
   Minority interest                                          (43)      (48)
   Other, net                                                 (34)      (12)
                                                         ------------------
Income before income taxes and extraordinary                  379     1,423
Income taxes                                                  162       603
                                                         ------------------
Income before extraordinary item                              217       820

Write off of deferred financing costs, net of income
   tax benefit of $404                                        437        --
                                                         ------------------
Net income (loss)                                           ($220)     $820
                                                         ------------------
                                                         ------------------
Income (loss) per share:
   Before extraordinary item                                $0.03     $0.07
   Extraordinary item                                        0.06        --
                                                         ------------------
   Net income (loss)                                       ($0.03)    $0.07
                                                         ------------------
                                                         ------------------
Shares used in computing net income (loss)
   per share                                                6,466    12,178
                                                         ------------------
                                                         ------------------

                See notes to condensed consolidated financial statements.

                          AMERICAN MEDSERVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31
                                                         ------------------
                                                           1996      1997
                                                         ------------------
OPERATING ACTIVITIES

Net cash provided by (used in) operating activities        $1,473   ($1,037)

INVESTING ACTIVITIES:
Capital expenditures                                         (344)     (769)
Acquisition of entities, net of cash acquired                (118)  (15,265)
Other                                                        (213)      218
                                                         ------------------
Net cash used in investing activities                        (675)  (15,816)

FINANCING ACTIVITIES:
Proceeds from (repayments of) revolving line of
  credit, net                                              (4,000)    1,000
Proceeds from long-term debt                               25,053     1,108
Repayments of long-term debt and capital lease
  obligations                                             (20,583)     (108)
Fees paid for financing arrangements                       (1,523)       --
Other                                                          --        88
                                                         ------------------
Net cash provided by (used in) financing activities        (1,053)    2,088
                                                         ------------------

Net decrease in cash and cash equivalents                    (255)  (14,765)
Cash and cash equivalents, beginning of period              1,437    17,382
                                                         ------------------
Cash and cash equivalents, end of period                   $1,182    $2,617
                                                         ------------------
                                                         ------------------

                  See notes to condensed consolidated financial statements.

                          AMERICAN MEDSERVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.  ACQUISITIONS

During the three months ended March 31, 1997, the Company acquired substantially all of the assets of HMIS, Inc., based in Hunt Valley, Maryland and completed three other less significant acquisitions. The aggregate purchase price for these acquisitions was $16,690, including expenses. The Company may be required to make an additional payment, in cash or common stock of the Company, contingent upon future operating income of the acquired HMIS, Inc. business.

During 1996, the Company completed ten acquisitions, including one less significant acquisition in the quarter ended March 31, 1996. In addition, in 1996 the Company acquired the controlling interest in Good Samaritan Supply Services, Inc. (GSSS), through a 40.0% equity investment in April 1996 and a 10.1% equity investment in November 1996, and began consolidating the results of operation of GSSS in November 1996. Between April 1996 and November 1996, GSSS completed two acquisitions.

Unaudited pro forma data as if (a) the Company had purchased each of these businesses as of January 1, 1996 and (b) the Company had retired certain of its long-term debt by applying a portion of the net proceeds of its initial public offering ($46.1 million) in November 1996 as if such transaction had occurred on January 1, 1996, are set forth below:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          1996        1997
                                                         -------     -------
     Revenues                                            $34,066     $35,981
     Income before extraordinary item                        905         926
     Net income                                              468         926
     Income per share before extraordinary item             0.07        0.08
     Net income per share                                   0.04        0.08

     Shares used in computation                           12,178      12,178


3.  EXTRAORDINARY ITEM

In March 1996 the Company recorded an extraordinary charge of $841 ($437, net of income taxes) reflecting the write off of deferred financing costs in connection with the refinancing of the Company's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997 increased 128% to $34.9 million from revenues of $15.3 million for the comparable 1996 period. Of this $19.6 million increase, $16.9 million was due to acquisitions and $2.7 million was due to internal growth. Increased revenues reflect the acquisitions of Pharmed, Inc. and Pharmed of Baton Rouge, Inc. in May 1996, Royal Care of America, Inc. in August 1996 and HMIS, Inc. in January 1997, as well as ten other less significant acquisitions. In addition, increased revenues reflect the consolidation of Good Samaritan Supply Services, Inc. (GSSS), a 50.1% owned subsidiary, beginning in November 1996 in connection with the Company's
acquisition of the controlling interest in GSSS.   The Company's  "internal
growth" consists of new customers in existing markets, acquired revenues in established areas that are assimilated into existing operations, start-up facilities in states where the Company is already established, and sales of new products and services to existing customers.

Gross profit for the three months ended March 31, 1997 was $9.5 million compared
to $4.2 million for the comparable 1996 period.   Gross profit as a percentage
of revenues was 27.3% and 27.4% for the three months ended March 31, 1997 and
1996, respectively.   The decrease in gross profit as a percentage of revenues
was primarily the result of lower margins at GSSS related to its nonprescription medical supply business. Lower reimbursement rates for certain products and certain pharmaceutical price increases also contributed to margin decline. The effect of these factors was partially offset by the acquisitions of certain companies with higher margins and increased sales of higher margin products, such as infusion therapy.

Selling, general and administrative expenses for the three months ended March 31, 1997 were $8.0 million compared to $3.3 million for the comparable 1996 period. As a percentage of revenues, selling, general and administrative expenses were 23.0% and 21.9% in the three months ended March 31, 1997 and 1996, respectively. The increase is primarily the result of the acquisitions completed throughout the periods, including increased amortization of goodwill and increased ongoing professional fees associated with the acquired companies, and increased expenses associated with the expansion of the corporate office staff in the second quarter of 1996 to support the Company's growth.

Interest expense for the three months ended March 31, 1997 was $0.1 million compared to $0.5 million for the comparable 1996 period. Interest expense decreased as a result of lower debt levels in 1997 which reflect the repayment of substantially all of the Company's long-term debt in November 1996 with the proceeds of the Company's initial public offering.

In March 1996, the Company recorded an extraordinary item in the amount of $0.4 million (net of an income tax benefit of $0.4 million) reflecting the write-off of deferred financing charges in connection with the refinancing of the Company's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.0 million in the three months ended March 31, 1997, as compared to $1.5 million net cash provided by operating activities in the comparable 1996 period. The net use of cash in the 1997 period was primarily related to increases in inventory and accounts receivable related to sales growth, as well as slower payments at certain of the Company's operating subsidiaries, and payment of expenses related to the Company's initial public offering in November 1996 that had been accrued at December 31, 1996.

Net cash used in investing activities was $15.8 million in the three months ended March 31, 1997, as compared to $0.7 million in the comparable 1996 period. The majority of the expenditures in the 1997 period ($15.3 million) were related to acquisitions completed in that period. Capital expenditures were $0.8 million and $0.3 million in the three months ended March 31, 1997 and 1996, respectively. The capital expenditures in the three months ended March 31, 1997 increased as a result of leasehold improvements at one location and increases in computer equipment, transportation equipment, equipment leased to customers and medication carts used in locations served.

Net cash provided by financing activities was $2.1 million in the three months ended March 31, 1997, as compared to $1.1 million used in financing activities in the comparable 1996 period. The primary source of funds in the three months ended March 31, 1997 was funds available from the Company's credit facility for acquisitions and operating needs of the Company. The net cash used in financing activities in the three months ended March 31, 1996 reflect the refinancing of the Company's credit facility and the fees paid for such refinancing.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

        During the period from January 1, 1997 through March 31, 1997, the Company sold the following securities that were not registered under the Securities Act of 1933, as amended:

        On January 13, 1997, the Company issued 88,318 shares of Common Stock in exchange for a portion of a convertible promissory note for $2,000,000 issued to Royal Care of America, Inc. ("Royal Care"), as partial payment for the acquisition of the assets of Royal Care on August 5, 1996. The balance of the convertible promissory note, and accrued interest thereon, was exchanged for replacement nonconvertible promissory notes aggregating approximately $951,000. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, no public sale having been involved.

        No underwriters were involved in any of the foregoing sale of securities.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit   Description
         -------   -----------

           10.1 * Asset Purchase Agreement by and among HMIS, Inc., the Stockholders of HMIS, Inc. And HMIS Acquisition Co., dated as of January 15, 1997. **

           11.1    Statement re: computation of per share earnings

           27.1    Financial Data Schedule


         (b)  Reports on Form 8-K

              During the quarter ended March 31, 1997, the Company did not file any Report on Form 8-K other than the following:

         Current Report on Form 8-K dated January 17, 1997 reporting under Item 2 the Company's acquisition of substantially all of the assets of HMIS, Inc., including the audited financial statements of HMIS, Inc. as of December 31, 1995, 1994 and 1993 and the related statements of income, retained earnings and cash flows for the years then ended and the unaudited financial statements of HMIS, Inc. as of September 30, 1996 and the related statements of income, retained earnings and cash flows for the nine months then ended.


----------

 * Incorporated by reference from the Company's Current Report on Form 8-K, dated January 17, 1997.

**        The Company agrees to supplementally furnish a copy of the schedules of this Agreement to the Securities and Exchange Commission upon request.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AMERICAN MEDSERVE CORPORATION



Dated: May 13, 1997             By:  /s/ Timothy L. Burfield
                                     -------------------------------
                                         Timothy L. Burfield
                                         Chief Executive Officer, President
                                          and Director


Dated: May 13, 1997             By:  /s/ Charles R. Wallace
                                     --------------------------------
                                         Charles R. Wallace
                                         Vice President - Finance and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)