Form 10-Q
period 1997-06-30
AMERICAN MEDSERVE CORP
filed 1997-08-13
CIK 1018411

                               FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X      No
                                                   -------

     The number of the registrant's shares of common stock outstanding as of August 12, 1997 was 12,217,936.

                       AMERICAN MEDSERVE CORPORATION

                                FORM 10-Q

                            TABLE OF CONTENTS



                                                                        Page No.
                                                                        -------
Part I - Financial Information

     Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1996 and
            June 30, 1997................................................... 3

       Condensed Consolidated Statements of Operations - three months and six months ended June 30, 1996 and 1997

       Condensed Consolidated Statements of Cash Flows - six months ended June 30, 1996 and 1997

       Notes to Condensed Consolidated Financial Statements................. 6

     Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................. 8


Part II - Other Information

     Item 2 - Changes in Securities........................................ 10

     Item 4 - Submission of Matters to a Vote of Security Holders.......... 10

     Item 5 - Other Information............................................ 10

     Item 6 - Exhibits and Reports on Form 8-K............................. 11

Signatures ................................................................ 12

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


AMERICAN MEDSERVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                   DECEMBER 31         JUNE 30
                                                       1996              1997
                                                   -----------       -----------
                                                      (NOTE)         (UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents                           $17,382          $3,231
   Accounts receivable, net                             20,768          30,960
   Due from related parties                              2,036           1,563
   Income taxes receivable                                 975              --
   Inventories                                           7,708          10,572
   Prepaid expenses and other current assets             1,999           2,971
                                                      --------        --------
Total current assets                                    50,868          49,297

Equipment, net                                           5,509           7,599
Excess of cost over net assets acquired, net            54,174          73,078
Deferred financing costs, net                            1,897           1,702
Other assets                                               850           1,832
                                                      --------        --------

Total assets                                          $113,298        $133,508
                                                      --------        --------
                                                      --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $6,635          $7,329
   Accrued expenses                                      2,672           3,683
   Current portion of long-term debt                     3,067           8,900
                                                      --------        --------
Total current liabilities                               12,374          19,912

Long-term debt                                           6,087          13,219
Minority interest                                        1,197           1,972
Deferred income taxes                                      641           1,102

Stockholders' equity
   Common Stock -- $.01 par value;
      30,000,000 shares authorized; issued
      and outstanding -- 12,000,464 at
      December 31, 1996 and 12,194,603
      at June 30, 1997                                     120             122
   Other stockholders' equity                           92,879          97,181
                                                      --------        --------
Total stockholders' equity                              92,999          97,303
                                                      --------        --------

Total liabilities and stockholders' equity            $113,298        $133,508
                                                      --------        --------
                                                      --------        --------

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

                        AMERICAN MEDSERVE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30                 JUNE 30
                                                   --------------------    --------------------
                                                     1996         1997       1996         1997
                                                   -------      -------    -------      -------
Revenues                                           $17,066      $40,706    $32,357      $75,563
Cost of revenues                                    12,159       29,130     23,259       54,484
                                                   -------      -------    -------      -------

Gross profit                                         4,907       11,576      9,098       21,079
Selling, general and administrative expenses         3,948        9,401      7,290       17,413
                                                   -------      -------    -------      -------

Operating income                                       959        2,175      1,808        3,666

Other (income) expense:
   Interest expense                                    666          261      1,213          389
   Minority interest                                    39         (152)        (4)        (200)
   Other, net                                          (41)         (27)       (75)         (39)
                                                   -------      -------    -------      -------

Income before income taxes and extraordinary item      295        2,093        674        3,516
Income taxes                                           162          896        324        1,499
                                                   -------      -------    -------      -------

Income before extraordinary item                       133        1,197        350        2,017

Write off of deferred financing costs, net of
   income tax benefit of $404                           --           --        437           --
                                                   -------      -------    -------      -------

Net income (loss)                                     $133       $1,197       ($87)      $2,017
                                                   -------      -------    -------      -------
                                                   -------      -------    -------      -------

Income (loss) per share:
   Before extraordinary item                         $0.02        $0.10      $0.05        $0.17
   Extraordinary item                                   --           --       0.06           --
                                                   -------      -------    -------      -------

   Net income (loss)                                 $0.02        $0.10     ($0.01)       $0.17
                                                   -------      -------    -------      -------
                                                   -------      -------    -------      -------

Shares used in computing net income (loss)
   per share                                         6,466       12,265      6,466       12,212
                                                   -------      -------    -------      -------
                                                   -------      -------    -------      -------

           See notes to condensed consolidated financial statements.

                         AMERICAN MEDSERVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                             ------------------
                                                               1996       1997
                                                             -------    -------
OPERATING ACTIVITIES

Net cash used in operating activities                          ($897)   ($1,289)

INVESTING ACTIVITIES:
Capital expenditures                                            (763)    (1,350)
Acquisition of entities, net of cash acquired                (13,247)   (24,799)
Other                                                           (275)       473
                                                             -------    -------
Net cash used in investing activities                        (14,285)   (25,676)

FINANCING ACTIVITIES:
Proceeds from (repayments of) revolving line of credit, net   (2,100)     6,800
Proceeds from long-term debt                                  30,100      7,000
Repayments of long-term debt and capital lease obligations   (20,633)        --
Capital contributions                                          8,350         --
GSSS preferred stock issuance                                     --      1,000
Fees paid for financing arrangements                          (1,472)    (2,046)
Other                                                             --         60
                                                             -------    -------
Net cash provided by financing activities                     14,245     12,814
                                                             -------    -------

Net decrease in cash and cash equivalents                       (937)   (14,151)
Cash and cash equivalents, beginning of period                 1,437     17,382
                                                             -------    -------

Cash and cash equivalents, end of period                        $500     $3,231
                                                             -------    -------
                                                             -------    -------

            See notes to condensed consolidated financial statements.

                         AMERICAN MEDSERVE CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.  ACQUISITIONS

During the six months ended June 30, 1997, the Company acquired substantially all of the assets of HMIS, Inc., based in Hunt Valley, Maryland and completed seven other less significant acquisitions. The aggregate purchase price for these acquisitions was $28,100, including expenses. The Company may be required to make an additional payment, in cash or common stock of the Company, contingent upon future operating income of certain of these acquired businesses.

During the six months ended June 30, 1996, the Company completed an acquisition of substantially all of the assets of Pharmed, Inc., based in Alexandria, Louisiana and Pharmed of Baton Rouge, Inc. based in Baton Rouge, Louisiana and three other less significant acquisitions. The aggregate purchase price for these acquisitions was $7,660. In addition, in 1996 the Company acquired the controlling interest in Good Samaritan Supply Services, Inc. (GSSS), through a 40.0% equity investment in April 1996 and a 10.1% equity investment in November 1996, and began consolidating the results of operation of GSSS in November 1996. Between April 1996 and November 1996, GSSS completed two acquisitions.

Unaudited pro forma data as if (a) the Company had purchased each of these businesses as of January 1, 1996 and (b) the Company had retired certain of its long-term debt by applying a portion of the net proceeds of its initial public offering ($46.1 million) in November 1996 as if such transaction had occurred on January 1, 1996, are set forth below:

                                                     Six Months Ended
                                                          June 30
                                                   ---------------------
                                                     1996          1997
                                                   -------       -------
     Revenues                                      $76,678       $82,455
     Income before extraordinary item                2,162         2,365
     Net income                                      1,725         2,365
     Income per share before extraordinary item       0.18          0.19
     Net income per share                             0.14          0.19

     Shares used in computation                     12,265        12,265


3.  EXTRAORDINARY ITEM

In March 1996 the Company recorded an extraordinary charge of $841 ($437, net of income taxes) reflecting the write off of deferred financing costs in connection with the refinancing of the Company's credit facility.

4.  SUBSEQUENT EVENT

On August 7, 1997, the Company, Omnicare, Inc. ("Omnicare") and Omnicare Acquisition Corp., a wholly-owned subsidiary of Omnicare ("Acquisition Corp."), entered into an agreement and plan of merger whereby Acquisition Corp. agreed to commence a tender offer for all of the outstanding shares of the Company's Common Stock at a price per share of $18.00, net to the seller in cash. The agreement provides that following consummation of the tender offer, Acquisition Corp. will be merged with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Omnicare, and each issued and outstanding share of the Company's Common Stock (other than shares owned by the Company as treasury stock, shares owned by Omnicare, Acquisition Corp. or any other wholly-owned subsidiary of Omnicare and shares held by stockholders exercising appraisal rights) will be converted into the right to receive $18.00 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1997 increased 138% to $40.7 million from revenues of $17.1 million for the comparable 1996 period. Of this $23.6 million increase, $20.5 million was due to acquisitions and $3.1 million was due to internal growth. For the six months ended June 30, 1997, revenues increased 133% to $75.6 million from revenues of $32.4 million for the comparable 1996 period. Of this $43.2 million increase, $37.4 million was due to acquisitions and $5.8 million was due to internal growth. Increased revenues reflect the acquisitions of Pharmed, Inc. and Pharmed of Baton Rouge, Inc. in May 1996, Royal Care of America, Inc. in August 1996 and HMIS, Inc. in January 1997, as well as fourteen other less significant acquisitions. In addition, increased revenues reflect the consolidation of Good Samaritan Supply Services, Inc. (GSSS), a 50.1% owned subsidiary, beginning in November 1996 in connection with the Company's acquisition of
the controlling interest in GSSS.   The Company's  "internal growth" consists
of new customers in existing markets, acquired revenues in established areas that are assimilated into existing operations, start-up facilities in states where the Company is already established, and sales of new products and services to existing customers.

Gross profit for the three months ended June 30, 1997 was $11.6 million
compared to $4.9 million for the comparable 1996 period.   For the six months
ended June 30, 1997, gross profit was $21.1 million compared to $9.1 million for the comparable 1996 period. Gross profit as a percentage of revenues was 28.4% and 28.8% for the three months ended June 30, 1997 and 1996, respectively, and 27.9% and 28.1% for the six months ended June 30, 1997 and 1996, respectively. The decrease in gross profit as a percentage of revenues was primarily the result of lower margins at GSSS related to its nonprescription medical supply business. This decrease was partially offset by the acquisitions of certain companies with higher margins.

Selling, general and administrative expenses for the three months ended June 30, 1997 were $9.4 million compared to $3.9 million for the comparable 1996 period. For the six months ended June 30, 1997, selling, general and administrative expenses were $17.4 million compared to $7.3 in the comparable 1996 period. As a percentage of revenues, selling, general and administrative expenses were 23.1% in the three months ended June 30, 1997 and 1996 and 23.0% and 22.5% in the six months ended June 30, 1997 and 1996, respectively. The increase is primarily the result of the acquisitions completed throughout the periods, including increased amortization of goodwill and higher levels of selling, general and administrative expenses at certain acquired companies.

Interest expense for the three months ended June 30, 1997 was $.3 million compared to $.7 million for the comparable 1996 period. For the six months ended June 30, 1997, interest expense was $.4 million compared to $1.2 million in the comparable 1996 period. Interest expense decreased as a result of lower debt levels in 1997 which reflect the repayment of substantially all of the Company's long-term debt in November 1996 with the proceeds of the Company's initial public offering.

In March 1996, the Company recorded an extraordinary item in the amount of $.4 million (net of an income tax benefit of $.4 million) reflecting the write-off of deferred financing charges in connection with the refinancing of the Company's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.3 million in the six months ended June 30, 1997, as compared to $.9 million net cash used in operating activities in the comparable 1996 period. The net use of cash in the 1997 period was primarily related to increases in inventory and accounts receivable related to sales growth as well as slower payments at certain of the Company's operating subsidiaries.

Net cash used in investing activities was $25.7 million in the six months ended June 30, 1997, as compared to $14.3 million in the comparable 1996 period. The majority of the expenditures in both periods were related to acquisitions completed in the respective periods. Capital expenditures were $1.4 million and $.8 million in the six months ended June 30, 1997 and 1996, respectively. The capital expenditures in the six months ended June 30, 1997 increased as a result of leasehold improvements at one location and increases in computer equipment, transportation equipment, equipment leased to customers and medication carts used in locations served.

Net cash provided by financing activities was $12.8 million in the six months ended June 30, 1997 compared to $14.2 million in the comparable 1996 period. The primary source of funds in the six months ended June 30, 1997 were funds available under the Company's credit facility for acquisitions and operating needs of the Company and proceeds from the issuance of GSSS preferred stock ($1.0 million). The primary source of funds in the six months ended June 30, 1996 were additional capital contributions from the Company's principal stockholder ($8.4 million) and funds available under the Company's credit facility for acquisitions.

                       PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     During the period from April 1, 1997 through June 30, 1997, the Company sold the following securities that were not registered under the Securities Act of 1933, as amended:

     On April 1, 1997, the Company issued 105,821 shares of Common Stock as partial payment for the acquisition of the assets of Institutional Pharmacy Services. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, no public sale having been involved.

     No underwriters were involved in the foregoing issuance of securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held in Chicago, Illinois on June 12, 1997. The following individuals were elected as directors to hold office until the annual meeting of stockholders held in the year 2000 or until their successors have been elected and duly qualified:

     Director                      Shares For               Shares Withheld
     --------                      ----------               ---------------
     Timothy L. Burfield           9,986,363                      17,300
     Charles C. Halberg            9,615,860                     387,803

     Stockholders also acted upon the following proposal at the Annual Meeting:

     Ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. Votes totaled 9,985,663 for; 1,700 against; and 16,300 abstentions.


ITEM 5.  OTHER INFORMATION

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company believes that a number of important factors could cause the Company s actual results to differ from those that may have been or may be projected in forward-looking statements made by or on behalf of the Company from time to time. These factors are described under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-11667) filed with the Securities and Exchange Commission on November 12, 1996. Specific reference is made to the Risk Factors set forth therein entitled "Limited Operating History," "Impact of Acquisitions and Management of Growth," "Capital Requirements Relating to Growth Strategy," "Industry is Highly Competitive," "Regulation and Reimbursement" and "Uncertainty Due to Potential Changes in National and State Health Care Policies."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT   DESCRIPTION
          -------   -----------

          10.1 Agreement and Plan of Merger, dated as of August 7, 1997, by and among Omnicare, Inc., Omnicare Acquisition Corp. and the Company
          10.2 Agreement made as of August 7, 1997, between the Company and Michael B. Freedman
          10.3 Agreement made as of August 7, 1997, between the Company and Charles R. Wallace
          10.4      Agreement made as of August 7, 1997, between the Company and
                    J. Jeffrey Gephart
          10.5 Amendment No. 1 to Senior Management agreement, made as of June 30, 1997, between the Company and Timothy L. Burfield
          10.6 Amended and Restated Senior Management Agreement, made as of November 11, 1996, between the Company and Michael B. Freedman
          10.7 Amended and Restated Senior Management Agreement, made as of November 11, 1996, between the Company and Charles R. Wallace
          10.8 Amended and Restated Senior Management Agreement, made as of November 11, 1996, between the Company and J. Jeffrey Gephart
          10.9 Second Amendment to Shareholders Agreement, dated as of August 4, 1997, by and among Good Samaritan Supply Services, Inc., The Evangelical Lutheran Good Samaritan Foundation and the Company
          10.10 First Amendment to Non-Competition and Marketing Assistance Agreement, made as of August 4, 1997, by and among the Company, Good Samaritan Supply Services, Inc., The Evangelical Lutheran Good Samaritan Foundation and The Evangelical Lutheran Good Samaritan Society
          11.1      Statement re: computation of per share earnings
          27.1      Financial Data Schedule
          99.1 Text of press release issued by Omnicare, Inc. and the Company, dated August 8, 1997


     (b)  Reports on Form 8-K

          None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMERICAN MEDSERVE CORPORATION



Dated: August 12, 1997        By: ____________________________________
                                   Timothy L. Burfield
                                   Chief Executive Officer, President and
                                     Director


Dated: August 12, 1997        By: ____________________________________
                                   Charles R. Wallace
                                   Vice President - Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)